Form 10-Q
period 1996-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1996-05-14
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 1996

             |_| Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                For the transition period from _______ to _______

                        Commission File Number 000-21552

                      ATEL Cash Distribution Fund IV, L.P.
             (Exact name of registrant as specified in its charter)

         California                                            94-3145429
   (State or other jurisdiction of                       (I. R. S. Employer
    incorporation or organization)                       Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                      1996             1995
                                                      ----             ----
Cash and cash equivalents                              $48,122       $1,355,258

Accounts receivable                                    711,100          682,207

Investments in leases                               62,792,302       63,967,204

Notes receivable                                       101,266          135,022
                                                ---------------  ---------------
Total assets                                       $63,652,790      $66,139,691
                                                ===============  ===============


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                  $23,791,172      $25,298,767
Lines of credit                                      2,000,000                -
Bank overdrafts                                        334,627                -
Accounts payable:
     Equipment purchases                                     -           42,227
     General Partner                                   115,684          216,347
     Other                                             138,452          201,642
Deposit due to lessee                                  213,189          984,213
Accrued interest payable                               104,877          123,629
Unearned operating lease income                        374,128          413,106
                                                ---------------  ---------------
Total liabilities                                   27,072,129       27,279,931

Partners' capital:
     General Partner                                    47,338           44,831
     Limited Partners                               36,533,323       38,814,929
                                                ---------------  ---------------
Total partners' capital                             36,580,661       38,859,760
                                                ---------------  ---------------
Total liabilities and partners' capital            $63,652,790      $66,139,691
                                                ===============  ===============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                      1996             1995
                                                      ----             ----
Revenues:
Leasing activities:
   Operating leases                                 $2,732,327       $2,895,467
   Direct financing leases                             291,182          223,266
   Leveraged leases                                     47,133           48,729
   Gain on sale of assets                               32,398           51,916
Interest                                                 7,303           32,819
Other                                                      922            1,332
                                                ---------------  ---------------
                                                     3,111,265        3,253,529
                                                ---------------  ---------------
Expenses:
Depreciation and amortization                        2,028,154        2,110,596
Interest                                               505,484          514,520
Equipment and incentive management fees
   to General Partner                                  222,691          210,600
Administrative cost reimbursements to
   General Partner                                      45,820           64,470
Professional fees                                        6,860           37,636
Provision for losses                                    31,107           31,524
Other                                                   20,461           22,487
                                                ---------------  ---------------
                                                     2,860,577        2,991,833
                                                ---------------  ---------------
Net income                                            $250,688         $261,696
                                                ===============  ===============

Net income:
     General Partner                                    $2,507           $2,617
     Limited Partners                                  248,181          259,079
                                                ---------------  ---------------
                                                      $250,688         $261,696
                                                ===============  ===============

Net income per Limited Partnership unit                  $0.03            $0.03

Weighted average number of units outstanding         7,488,850        7,492,850

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1996
                                   (Unaudited)

                                               Limited Partners         General
                                          Units            Amount        Partner           Total
Balance December 31, 1995                7,488,850      $38,814,929         $44,831      $38,859,760
Distributions to limited partners                        (2,529,787)                      (2,529,787)
Net income                                                  248,181           2,507          250,688
                                  ----------------- ---------------- ---------------  ---------------
Balance March 31, 1996                   7,488,850      $36,533,323         $47,338      $36,580,661
                                  ================= ================ ===============  ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)


Operating activities:                                 1996             1995
                                                      ----             ----
Net income                                            $250,688         $261,696
Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                     2,028,154        2,110,596
   Leveraged lease revenues                            (43,415)               -
   Gain on sale of asset                               (32,398)         (51,916)
   Provision for losses                                 31,107           31,524
   Changes in operating assets and liabilities:
     Accounts receivable                               (28,893)         106,730
     Notes receivable                                   33,756           33,755
     Bank overdrafts                                   334,627                -
     Accounts payable, General Partner                (100,663)        (633,599)
     Accounts payable, other                           (63,190)          19,852
     Deposits due to lessees                          (771,024)               -
     Accrued interest payable                          (18,752)          41,178
     Unearned operating lease income                   (38,978)         (57,049)
                                                ---------------  ---------------
Net cash from operations                             1,581,019        1,862,767
                                                ---------------  ---------------

Investing activities:
Purchase of equipment on operating leases           (1,611,981)      (5,413,239)
Reduction in investment in direct financing
   leases                                            1,023,762          473,566
Purchase of equipment on direct financing leases      (898,949)        (431,945)
Proceeds from sales of lease assets                    636,395          375,580
Reduction in investment in leveraged leases                  -          329,903
Initial direct costs paid to General Partner          (258,269)
Purchase of residual value interests                         -         (175,974)
Initial direct costs paid to others                          -          (64,940)
                                                ---------------  ---------------
Net cash (used in) provided by investing
   activities                                         (850,773)      (5,165,318)
                                                ---------------  ---------------

Financing activities:
Distributions to limited partners                   (2,529,787)      (2,433,418)
Borrowings on line of credit                         2,000,000          819,349
Repayment of non-recourse debt                      (1,507,595)      (1,517,771)
Payment of syndication costs to General Partner              -           (5,368)
                                                ---------------  ---------------
Net cash used in financing activities               (2,037,382)      (3,137,208)
                                                ---------------  ---------------

Net decrease in cash and cash equivalents           (1,307,136)      (6,439,759)
Cash and cash equivalents at beginning of period     1,355,258        7,152,081
                                                ---------------  ---------------
Cash and cash equivalents at end of period             $48,122         $712,322
                                                ===============  ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                     1996             1995
                                                     ----             ----

Supplemental disclosures of cash flow
   information:

Cash paid during period for interest                  $524,236         $473,342
                                                ===============  ===============

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to
   assets held for sale or lease                      $439,677
Less accumulated depreciation                         (306,125)
                                               ----------------
                                                      $133,552
                                               ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2. Organization and partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the State of California on September 19, 1991, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the aggregate of $600 were received as of October 8, 1991, $100 of which represented the General Partner's continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations. The Partnership or the General Partner on behalf of the Partnership, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership is limited by certain provisions in the Partnership Agreement.

As of February 3, 1993, the Partnership had received subscriptions for 7,500,000 Limited Partnership Units ($75,000,000) in addition to the Initial Limited Partners' 50 Units. Of those subscriptions, 7,488,850 Units ($74,888,500) were issued and outstanding as of March 31, 1996.

The Partnership's business consists of leasing various types of equipment. As of March 31, 1996, the original terms of the Partnership's leases were from two to ten years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                         Expense or       Reclassi-
                                     December 31,                        Amortization     fications or      March 31,
                                         1995           Additions         of Leases      Dispositions         1996
                                         ----           ---------         ---------     --------------        ----
Net investment in operating leases      $45,593,701       $1,569,754      ($1,899,679)      ($737,549)     $44,526,227
Net investment in direct financing
   leases                                11,948,261          898,949       (1,023,762)              -       11,823,448
Net investment in leveraged leases        4,675,926                -           43,415               -        4,719,341
Residual value interests                    610,878                -                -               -          610,878
Reserve for losses                         (714,139)         (31,107)                               -         (745,246)
Assets held for sale or lease                     -                -                -         133,552          133,552
Initial direct costs, net of
   accumulated amortization of
   $1,318,238 in 1995 and
   $1,393,418 in 1996                     1,852,577                -         (128,475)              -        1,724,102
                                   ----------------- ---------------- ---------------- ---------------  ---------------
                                        $63,967,204       $2,437,596      ($3,008,501)      ($603,997)     $62,792,302
                                   ================= ================ ================ ===============  ===============


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarter ended March 31, 1996 and as of March 31, 1996.

                                  December 31,             1st Quarter                March 31,
                                      1995         Acquisitions    Dispositions          1996
                                      ----         ------------    ------------          ----
Transportation                      $24,984,962                      ($1,847,200)     $23,137,762
Corporate aircraft                    9,635,969                                -        9,635,969
Mining                                6,570,460                                -        6,570,460
Printing                              5,523,249                                -        5,523,249
Construction                          4,985,297                                -        4,985,297
Other                                 4,726,040                                -        4,726,040
Materials handling                    3,915,999                                -        3,915,999
Manufacturing                         1,587,670       $1,412,500               -        3,000,170
Furniture and fixtures                2,353,608                -               -        2,353,608
Ground support                        1,127,988                -               -        1,127,988
Data processing                         694,308          157,254               -          851,562
Office equipment                        216,080                -               -          216,080
                               ----------------- ---------------- ---------------  ---------------
                                     66,321,630        1,569,754      (1,847,200)      66,044,184
Less accumulated depreciation       (20,727,929)      (1,899,679)      1,109,651      (21,517,957)
                               ----------------- ---------------- ---------------  ---------------
                                    $45,593,701        ($329,925)      ($737,549)     $44,526,227
                               ================= ================ ===============  ===============

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (Unaudited)


3. Investment in leases (continued):

At March 31, 1996, the aggregate amounts of future minimum lease payments are as follows:

                  Year ending     Operating      Direct Financing
                 December 31,       Leases           Leases           Total
                      1996          $8,116,645       $2,952,328     $11,068,973
                      1997           9,241,518        3,583,271      12,824,789
                      1998           7,360,169        3,050,529      10,410,698
                      1999           6,142,265        1,795,839       7,938,104
                      2000           2,547,270          822,289       3,369,559
                Thereafter           3,790,590          967,407       4,757,997
                              ----------------- ---------------- ---------------
                                   $37,198,457      $13,171,663     $50,370,120
                              ================= ================ ===============


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.81% to 11.2%.

Future minimum principal payments of non-recourse debt are as follows:

                   Year ending
                  December 31,     Principal         Interest          Total
                         1996       $5,188,646       $1,279,567      $6,468,213
                         1997        5,751,246        1,297,574       7,048,820
                         1998        4,964,117          867,372       5,831,489
                         1999        4,451,560          490,837       4,942,397
                         2000        1,668,488          227,786       1,896,274
                   Thereafter        1,767,115          154,322       1,921,437
                              ----------------- ---------------- ---------------
                                   $23,791,172       $4,317,458     $28,108,630
                              ================= ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (Unaudited)


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                      1996             1995
                                                      ----             ----
Reimbursement of other syndication costs                                 $5,368

Acquisition  fees equal to 3.5% of the
equipment  purchase price, for evaluating
and selecting  equipment to be acquired (not
to exceed 4.75% of Gross  Proceeds, included in
net investment in direct financing leases and
property on operating leases in the balance sheet)                      258,269

Incentive  management  fees  (computed  as  5%
of  distributions  of  cash  from operations,
as defined in the  Limited  Partnership
Agreement)  and  equipment management  fees
(computed as 5% of gross revenues from  operating
leases,  as defined in the Limited Partnership
Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited
Partnership Agreement).                               $222,691          210,600

Administrative costs reimbursed to General
   Partner                                              45,820           64,470
                                                ---------------  ---------------
                                                      $268,511         $538,707
                                                ===============  ===============


6.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provided for a total maximum capitalization of $75,000,000. As of February 3, 1993, the Partnership had received subscriptions for a total of 7,500,000 Units ($75,000,000) and the offering was completed. As of March 31, 1996, 7,488,850 Units were issued and outstanding.

During 1996 and 1995, the Partnership's primary source of liquidity was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership would likely be in a position to borrow against its current portfolio to meet such requirements if its current reserves were found to be inadequate to meet contingencies. The General Partners envision no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

Through March 31, 1996, the Partnership had borrowed approximately $35,494,000 with a remaining unpaid balance of approximately $23,791,000. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1996, there were no commitments to purchase additional lease assets.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership made distributions of cash from 1996 first quarter operations in February, March and April 1996. The amount of the distributions totaled $.35 per Unit. This was paid in either monthly amounts of $.11667 per Unit or in one quarterly payment of $.35 per Unit in April 1995. These distributions are equal to an annualized distribution rate of 14%.

Rents from operating leases were the primary sources of cash flows from operations in the first quarter of both 1995 and 1996. The amounts of such rents did not change significantly from 1995 to 1996.

Sources of cash from investing activities in 1996 consisted of the proceeds of the sales of lease assets and cash flows from direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash flows from direct financing leases increased by $550,196, or about 116%. The increase is due to direct financing lease asset acquisitions since the beginning of 1995. The most important use of cash for investing activities was the purchase of assets on operating and direct financing leases.

In the first quarter of 1995 and 1996, the only financing source of cash was borrowings under the line of credit. The funds were used to partially fund the acquisitions of lease assets.

Results of Operations

Operations in the first quarter of 1996 resulted in net income of $250,688 compared to $261,696 in 1995.

Overall, the results of operations were virtually unchanged. Revenues decreased by $142,264. The decrease was due to decreased operating lease revenues ($163,140).

The decreases in revenues were matched almost exactly by decreases of certain expenses, primarily depreciation and amortization expense and interest expense. Depreciation has decreased as operating lease assets have been sold after scheduled lease terminations. Interest expense has declined due to scheduled debt repayments.

In January 1996, Barney's, Inc. (Barney's), one of the Partnership's lessees, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Partnership's lease transaction has been financed primarily with non-recourse debt. In addition, the Partnership holds certain deposits which may accrue to it in the event of a default. As of December 31, 1995, the Partnership had established certain reserves with regard to this transaction. The bankruptcy proceedings are still in the preliminary stages and no additional information has become available that would require any changes to those reserves through the end of the first quarter of 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                                   (a) Documents filed as a part of this report

                                     1. Financial Statements

                                        Included in Part I of this report:

                                        Balance  Sheets,   March  31,  1996  and
                                           December 31, 1995.

                                        Income  statements  for the three  month
                                           periods  ended  March  31,  1996  and
                                           1995.
                                        Statement  of   changes   in   partners'
                                           capital  for the three  months  ended
                                           March 31, 1996.
                                        Statements  of cash  flows for the three
                                           month  periods  ended  March 31, 1996
                                           and 1995.
                                        Notes to the Financial Statements

                                     2. Financial Statement Schedules

                                        All other  schedules for which provision
                                        is  made  in the  applicable  accounting
                                        regulations   of  the   Securities   and
                                        Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   (b)  Report on Form 8-K
                                        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 10, 1996

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



        By: ATEL Financial Corporation
            General Partner of Registrant




                               By:  /s/ A. J. Batt
                                  A. J. Batt
                                  President and Chief Executive Officer
                                  of General Partner




                               By:  /s/ Dean L. Cash
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




        By: /s/ F. Randall Bigony
           F. Randall Bigony
           Principal financial officer
           of registrant




        By: /s/ Donald E. Carpenter
           Donald E. Carpenter
           Principal accounting
           officer of registrant