Form 10-Q
period 1996-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1996-08-14
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                                For the quarterly period ended June 30, 1996

                         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

                         Commission File Number 0-21552

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

        Registrant's telephone number, including area code: (415)989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                       1996             1995
                                                       ----             ----

Cash and cash equivalents                             $311,025       $1,355,258

Accounts receivable                                    521,546          682,207

Notes receivable                                        67,511          135,022

Investments in leases                               59,321,966       63,967,204
                                               ---------------- ----------------
                                                   $60,222,048      $66,139,691
                                               ================ ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $22,131,127      $25,298,767

Lines of credit                                      2,500,000                -

Accounts payable:
   Equipment purchases                                  42,228           42,227
   General partners                                    156,768          216,347
   Other                                               114,848          201,642

Deposit due to lessee                                  213,189          984,213

Accrued interest payable                               140,994          123,629

Unearned operating lease income                        317,661          413,106
                                               ---------------- ----------------
Total liabilities                                   25,616,815       27,279,931

Partners' capital:
     General partners                                   53,810           44,831
     Limited partners                               34,551,423       38,814,929
                                               ---------------- ----------------
Total partners' capital                             34,605,233       38,859,760
                                               ---------------- ----------------
                                                   $60,222,048      $66,139,691
                                               ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                 Six Months                       Three Months
                                                               Ended June 30,                    Ended June 30,
                                                           1996             1995             1996             1995
Revenues:

Operating leases                                         $5,187,709       $5,797,769       $2,455,382       $2,902,302
Direct financing leases                                     593,495          457,366          302,313          234,100
Leveraged leases                                             94,266           97,458           47,133           48,729
Gain on sale of assets                                      790,390           55,597          757,992            3,681
Interest income                                              11,665           35,880            4,362            3,061
Other income                                                  2,601            2,281            1,679               949
                                                    ---------------- ---------------- ---------------- ----------------
                                                          6,680,126        6,446,351        3,568,861        3,192,822
Expenses:
Depreciation                                              3,798,393        3,968,408        1,898,714        2,056,713
Interest                                                    986,666          917,844          481,182          403,324
Equipment and incentive management fees                     483,298          525,700          260,607          315,100
Amortization                                                248,713          343,151          120,238          144,251
Administrative cost reimbursements                          116,694          155,569           70,874           91,099
Provision for losses                                         66,796           63,452           35,689           31,928
Other                                                        58,388           57,963           37,927           35,475
Professional fees                                            23,261           54,783           16,401           17,147
                                                    ---------------- ---------------- ---------------- ----------------
                                                          5,782,209        6,086,870        2,921,632        3,095,037
                                                    ---------------- ---------------- ---------------- ----------------
Net income                                                 $897,917         $359,481         $647,229          $97,785
                                                    ================ ================ ================ ================
Net income:
     General partners                                        $8,979           $3,595           $6,472             $978
     Limited partners                                       888,938          355,886          640,757           96,807
                                                    ---------------- ---------------- ---------------- ----------------
                                                           $897,917         $359,481         $647,229          $97,785
                                                    ================ ================ ================ ================

Net income per limited partnership unit                       $0.12            $0.05            $0.09            $0.01
Weighted average number of units
   outstanding                                            7,488,100        7,490,850        7,487,350        7,488,850


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1996
                                   (Unaudited)

                                                              Limited Partners            General
                                                         Units           Amount           Partners           Total
Balance December 31, 1995                                 7,488,850      $38,814,929          $44,831      $38,859,760
Distributions to limited partners                                         (5,149,515)               -       (5,149,515)
Repurchase of units                                          (1,500)          (2,929)               -           (2,929)
Net income                                                                   888,938            8,979          897,917
                                                    ================ ================ ================ ================

Balance June 30, 1996                                     7,487,350      $34,551,423          $53,810      $34,605,233
                                                    ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1996             1995             1996             1995
Operating activities:
Net income                                                 $897,917         $359,481         $647,229          $97,785
Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation                                           3,798,393        3,968,408        1,898,714        2,056,713
   Amortization                                             248,713          343,151          120,238          144,251
   Leveraged lease income                                   (94,266)         (97,458)         (50,851)         (48,729)
   Gain on sale of assets                                  (790,390)         (55,597)        (757,992)          (3,681)
   Provision for losses                                      66,796           63,452           35,689           31,928
     Changes in operating assets and liabilities:
        Accounts receivable                                 160,661           20,586          189,554          (86,144)
        Notes receivable                                     67,511           67,510           33,755           33,755
        Bank overdrafts                                           -                -         (334,627)               -
        Accounts payable, general partner                   (59,579)        (866,510)          41,084         (232,911)
        Accounts payable, other                             (86,794)          99,779          (23,604)          79,927
        Accrued interest payable                             17,365           (9,482)          36,117          (50,660)
        Deposits due to lessees                            (771,024)               -                -                -
        Unearned operating lease income                     (95,445)          60,211          (56,467)         117,260
                                                    ---------------- ---------------- ---------------- ----------------
Net cash from operations                                  3,359,858        3,953,531        1,778,839        2,139,494
                                                    ---------------- ---------------- ---------------- ----------------

Investing activities:
Purchase of equipment on operating leases                (1,569,753)      (7,324,838)          42,228       (1,911,599)
Purchase of equipment on direct financing
   leases                                                  (898,949)        (616,307)               -         (184,362)
Purchase of residual value interests                              -         (175,974)               -                -
Reduction in investment in direct financing
   leases                                                 1,719,468        1,015,951          695,706          542,385
Reduction in investment in leveraged leases                  13,007          393,302           13,007           14,670
Proceeds from sales of assets                             2,152,220          398,764        1,515,825           23,184
Initial direct lease costs paid to General
   Partner                                                        -         (171,924)               -           86,344
Initial direct costs paid to others                               -          (64,940)               -                -
                                                    ---------------- ---------------- ---------------- ----------------
Net cash provided by (used in) investing

   activities                                             1,415,993       (6,545,966)       2,266,766       (1,429,378)
                                                    ---------------- ---------------- ---------------- ----------------

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1996             1995             1996             1995
Financing activities:
Borrowings under lines of credit                          2,500,000        3,798,001          500,000        2,978,652
Payments of non-recourse debt                            (3,167,640)      (1,647,965)      (1,660,045)        (130,194)
Distributions to limited partners                        (5,149,515)      (4,868,788)      (2,619,728)      (2,435,370)
Repurchase of units                                          (2,929)         (15,501)          (2,929)         (15,501)
Payment of syndication costs                                      -           (5,368)               -                -
                                                    ---------------- ---------------- ---------------- ----------------
Net cash (used in) provided by financing
   activities                                            (5,820,084)      (2,739,621)      (3,782,702)         397,587
                                                    ---------------- ---------------- ---------------- ----------------
Net (decrease) increase in cash and cash

   equivalents                                           (1,044,233)      (5,332,056)         262,903        1,107,703
Cash at beginning of period                               1,355,258        7,152,081           48,122          712,322
                                                    ================ ================ ================ ================
Cash at end of period                                      $311,025       $1,820,025         $311,025       $1,820,025
                                                    ================ ================ ================ ================

Supplemental disclosures of cash flow information:

Cash paid during period for interest                       $969,301         $927,326         $445,065         $783,428
                                                    ================ ================ ================ ================


Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to direct
   financing lease assets                                                   $260,600                          $260,600
                                                                     ================                  ================

Operating lease assets reclassified to assets
   held or sale or lease                                   $133,552
                                                    ================



                             See accompanying notes.
                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations. The Fund or the General Partner on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Fund is limited by certain provisions in the Agreement of Limited Partnership.

As of February 3, 1993, the Fund had received subscriptions for 7,500,000 Limited Partnership Units ($75,000,000) in addition to the Initial Limited Partners' 50 Units and the Partnership's offering was closed.

The Partnership's business consists of leasing various types of equipment. As of June 30, 1996, the original terms of the leases was from two to eight years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                     Depreciation
                                                                       Expense or        Reclass-
                                   December 31,                       Amortization     ifications &       June 30,
                                       1995            Additions        of Leases      Dispositions         1996
                                       ----            ---------        ---------     --------------        ----
Net investment in operating
   leases                              $45,593,701       $1,569,754      ($3,798,393)     ($1,489,678)     $41,875,384
Net investment in direct
   financing leases                     11,948,261          898,949       (1,719,468)          (5,704)      11,122,038
Net investment in leveraged
   leases                                4,675,926                -           81,259                -        4,757,185
Residual value interests                   610,878                -                -                -          610,878
Equipment held for lease                         -                -                -          133,552          133,552
Initial direct costs, net of
   accumulated amortization
   of $1,318,238 in 1995 and
   $1,409,039 in 1996                    1,852,577                -         (248,713)               -        1,603,864
Reserve for losses                        (714,139)         (66,796)               -                -         (780,935)
                                -------------------- --------------- ---------------- ---------------- ----------------
                                       $63,967,204       $2,401,907      ($5,685,315)     ($1,361,830)     $59,321,966
                                ==================== =============== ================ ================ ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, 1996 and June 30, 1996 and as of June 30, 1996.

                                                                                      Acquisitions &
                                                     December 31,                      Dispositions       June 30,
                                                         1995          1st Quarter      2nd Quarter         1996
                                                         ----          -----------      -----------         ----
Transportation                                          $24,984,962      ($1,847,200)       ($210,277)     $22,927,485
Corporate aircraft                                        9,635,969                -                -        9,635,969
Mining                                                    6,570,460                -       (2,222,500)       4,347,960
Printing                                                  5,523,249                -                -        5,523,249
Other                                                     4,726,040                -                -        4,726,040
Construction equipment                                    4,985,297                -                -        4,985,297
Materials handling                                        3,915,999                -                -        3,915,999
Furniture and fixtures                                    2,353,608                -                -       2,353,608
Ground support equipment                                  1,127,988                -                -        1,127,988
Data processing                                             694,308          157,254                -          851,562
Manufacturing                                             1,587,670        1,412,500                -        3,000,170
Office equipment                                            216,080                -                -          216,080
                                                    ---------------- ---------------- ---------------- ----------------
                                                         66,321,630         (277,446)      (2,432,777)      63,611,407
Less accumulated depreciation                           (20,727,929)        (790,028)        (218,066)     (21,736,023)
                                                    ---------------- ---------------- ---------------- ----------------

                                                        $45,593,701      ($1,067,474)     ($2,650,843)     $41,875,384
                                                    ================ ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3. Investments in leases (continued):

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At June 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                  Year ending      Direct
                 December 31,     Financing        Operating          Total
                        1996       $1,969,285       $5,247,689       $7,216,974
                        1997        3,580,151        9,241,518       12,821,669
                        1998        3,047,409        7,360,169       10,407,578
                        1999        1,792,719        6,142,265        7,934,984
                        2000          819,169        2,547,270        3,366,439
                  Thereafter          960,907        3,790,590        4,751,497
                              ---------------- ---------------- ----------------
                                  $12,169,640      $34,329,501      $46,499,141
                              ================ ================ ================


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.25% to 10.57%.

Future minimum principal payments of long-term non-recourse debt as of June 30, 1996 are as follows:

                Year ending
               December 31,     Principal        Interest           Total
                       1996       $3,528,601         $859,377       $4,387,978
                       1997        5,751,246        1,297,574        7,048,820
                       1998        4,964,117          867,372        5,831,489
                       1999        4,451,560          490,837        4,942,397
                       2000        1,668,488          227,786        1,896,274
                 Thereafter        1,767,115          154,322        1,921,437
                             ---------------- ---------------- ----------------
                                 $22,131,127       $3,897,268      $26,028,395
                             ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                       1996             1995
                                                       ----             ----
Reimbursement of other syndication costs                                 $5,368

Acquisition  fees equal to 3.5% of the
equipment  purchase price, for evaluating
and  selecting  equipment to be acquired
(not to exceed  approximately  4.75% of
Gross Proceeds, included in investments in
leases in the balance sheet)                                            171,924

Reimbursement of administrative costs                 $116,694          155,569

Incentive and equipment management fees                483,298          525,700
                                               ---------------- ----------------
                                                      $599,992         $858,561
                                               ================ ================

The amounts above are gross amounts incurred by the General Partners and/or Affiliates, including commissions to broker-dealers for the sales of Partnership Units.


6. Partner's capital:

The Fund is authorized to issue up to 7,500,000 Units of Limited Partnership interest in addition to the Initial Limited Partners.

The Fund's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partners.

As more fully described in the Agreement of Limited Partnership, available Cash from Operations and Cash from Sales or Refinancing shall be distributed as follows:

     First, 5% of Distributions of Cash from Operations to the General Partner as Incentive Management Fees.

     Second, the balance to the Limited Partners until the Limited Partners have received aggregate Distributions, as defined, in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


6. Partner's capital (continued):

     Third, the General Partner will receive as Incentive Management Fees, the following:

           (A) 10% of remaining Cash from Operations, as defined,

           (B) 15% of remaining Cash from Sales or Refinancing, as defined.

     Fourth, the balance to the Limited Partners.


7.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 18, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.


8.  Subsequent event:

On July 19, 1996, the Partnership's interest in the bankruptcy of Barney's, Inc. (Barney's), a former lessee of the Partnership was settled. The terms of the settlement provided for the sale of the assets which had been leased to Barney's, for the repayment of the non-recourse debt used by the Partnership to finance the assets and for net cash proceeds to the Partnership. The settlement resulted in a gain on the sale of the assets of $481,942 and an extraordinary gain on the extinguishment of the debt of $112,546.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provided for a total maximum capitalization of $75,000,000. As of February 3, 1992, the Partnership had received and accepted subscriptions for a total of 7,500,000 Units ($75,000,000) and the offering was closed.

The Partnership's primary source of liquidity during 1996 were lease revenues, proceeds from the sales of lease assets and borrowings under the line of credit. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The general partner envisions no such requirements for operating purposes.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $40,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 1996.

As of June 30, 1996, the Partnership had borrowed approximately $35,494,000, with a remaining unpaid balance of $21,131,127. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1996, there were no such commitments.

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

1996 vs. 1995:

Six months:

During the first six months of 1995, operating lease revenues, proceeds from the sales of lease assets and borrowings under the line of credit were the primary sources of cash flows.

Cash flows from operations declined by $593,673 from $3,953,531 in 1995 to $3,359,858 in 1996. The decrease is a result of decreased operating lease revenues. Such revenues declined by $610,060 from 1995 to 1996.

Sources of cash from investing activities consisted almost exclusively of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases.

In 1996 and 1995, the only source of cash from financing activities was borrowings under the line of credit. The borrowings under the line of credit are being used as bridge financing until long-term non-recourse debt is secured.

Three months:

The two major sources of cash for the second quarter were proceeds form lease asset sales and lease rents.

Lease rents have decreased by $380,303 from the prior year due to asset sales (in excess of acquisitions) during the preceding twelve months.

Proceeds from lease assets sales were the most significant source of cash from investing activities. They increased from $23,184 in 1995 to $1,515,825 on 1996 due to increased amounts of scheduled lease terminations and subsequent asset sales.

During the second quarter of 1996 and 1995, the only financing source of cash was the borrowings under the line of credit noted above.


Results of Operations

In 1996, operations resulted in net income of $897,917 for the six month period and $647,229 for the three month period. Operations in the second quarter of 1995 resulted in net income of $359,481 for the six month period and $97,785 for the three month period.

1996 vs. 1995:

Revenues increased from $6,446,351 in 1995 to $6,680,126 in 1996, an increase of $233,775. This change was the result of three factors. Operating lease revenues declined by $610,060 due to scheduled lease terminations and sales of the related assets. Direct financing lease revenues increased by $136,126 due to asset acquisitions over the last year. Gains on sales of lease assets increased from $55,597 in 1995 to $790,390 in 1996, an increase of $734,793. Most of the assets sold were assets which had come off operating leases. The original cost of operating lease assets sold increased from $470,490 in 1995 to $4,279,977 in 1996.

The Partnership's operating expenses decreased by $304,661 compared to 1995. Combined, depreciation and amortization expenses decreased by $264,453. These decreases resulted from the lease terminations and asset sales noted above. Interest expense increased compared to 1995 as a result of borrowings since the second quarter of 1995.

                            PART II OTHER INFORMATION

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1996 and December 31, 1995.

                       Income statements for the six and three month periods ended June 30, 1996 and 1995.

                       Statement of changes in partners' equity for the six months ended June 30, 1996.

                       Statements of cash flows for the six and three month periods ended June 30, 1996 and 1995.

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

Date:
August 13, 1996

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                            By: ATEL Financial Corporation
                                General Partner of Registrant




                               By:   /s/   A. J. BATT
                               ---------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                               By:   /s/  DEAN L. CASH
                               ---------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                            By:   /s/ F. RANDALL BIGONY
                            --------------------------------
                            F. Randall Bigony
                            Principal financial officer of registrant




                            By:   /s/ DONALD E.  CARPENTER
                            --------------------------------
                            Donald E.  Carpenter,
                            Principal accounting officer of
                            registrant