Form 10-Q
period 1996-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1996-11-14
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934.
               For the quarterly period ended September 30, 1996

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.                       Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                    1996              1995
                                                    ----              ----
Cash and cash equivalents                            $563,565        $1,355,258

Accounts receivable                                   610,284           682,207

Notes receivable                                       33,755           135,022

Investment in leases                               55,850,615        63,967,204
                                              ---------------- -----------------
                                                  $57,058,219       $66,139,691
                                              ================ =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $22,216,345       $25,298,767
Lines of credit                                     1,000,000                 -
Accounts payable:
   General Partner                                    265,393           216,347
   Equipment purchases                                      -            42,227
   Other                                              267,963           201,642
Accrued interest                                      116,390           123,629
Deposit due to lessee                                 126,318           984,213
Unearned operating lease income                       289,918           413,106
                                              ---------------- -----------------
Total liabilities                                  24,282,327        27,279,931

Partners' capital:
     General Partner                                   61,755            44,831
     Limited Partners                              32,714,137        38,814,929
                                              ---------------- -----------------
Total partners' capital                            32,775,892        38,859,760
                                              ---------------- -----------------
                                                  $57,058,219       $66,139,691
                                              ================ =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                  Nine Months Ended                  Three Months Ended
                                                    September 30,                       September 30,
Revenues:                                     1996               1995             1996              1995
Lease revenues:
   Operating                                 $7,853,459         $8,763,057       $2,665,750        $2,965,288
   Direct financing                             927,152            684,979          333,657           227,613
   Leveraged                                    141,398            146,187           47,132            48,729
   Gain on sales of assets                    1,221,635            507,971          431,245           452,374
Other                                             9,285              3,104            6,684               823
Interest income                                  17,507             44,656            5,842             8,776
                                        ----------------  ----------------- ---------------- -----------------
                                             10,170,436         10,149,954        3,490,310         3,703,603
Expenses:
Depreciation and amortization                 5,992,865          6,522,581        1,945,759         2,211,022
Interest                                      1,389,409          1,432,634          402,743           514,790
Management fees                                 793,726            656,026          310,428           130,326
Administrative cost reimbursements              192,711            237,528           76,017            81,959
Professional fees                                41,723             67,753           18,462            12,970
Provision for losses                            102,796            100,290           36,000            36,838
Other                                            77,399             79,038           19,011            21,075
                                        ----------------  ----------------- ---------------- -----------------
                                              8,590,629          9,095,850        2,808,420         3,008,980
                                        ----------------  ----------------- ---------------- -----------------
Income before extraordinary item              1,579,807          1,054,104          681,890           694,623
Extraordinary gain on early
   extinguishment of debt                       112,546                  -          112,546                 -
                                        ----------------  ----------------- ---------------- -----------------
Net income                                   $1,692,353         $1,054,104         $794,436          $694,623
                                        ================  ================= ================ =================
Net income:
     General Partner                            $16,924            $10,541           $7,944            $6,946
     Limited Partners                         1,675,429          1,043,563          786,492           687,677
                                        ----------------  ----------------- ---------------- -----------------
                                             $1,692,353         $1,054,104         $794,436          $694,623
                                        ================  ================= ================ =================
Income before extraordinary item per
   limited partnership unit                       $0.21              $0.14            $0.09             $0.09
Extraordinary gain on early
   extinguishment of debt per limited
   partnership unit                                0.01                  -             0.01                 -
                                        ----------------  ----------------- ---------------- -----------------
Net income per Limited Partnership unit           $0.22              $0.14            $0.10             $0.09
                                        ================  ================= ================ =================
Weighted average number of units
   outstanding                                7,487,350          7,492,550        7,487,850         7,493,883
                                        ================  ================= ================ =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996
                                   (Unaudited)

                                                    Limited Partners             General
                                               Units             Amount           Partner           Total
                                               -----             ------           -------           -----
Balance December 31, 1995                      7,488,850        $38,814,929          $44,831       $38,859,760
Distributions to limited partners                                (7,773,292)               -        (7,773,292)
Repurchase of limited partnership units           (1,500)            (2,929)               -            (2,929)
Net income                                                        1,675,429           16,924         1,692,353
                                         ----------------  ----------------- ---------------- -----------------
Balance September 30, 1996                     7,487,350        $32,714,137          $61,755       $32,775,892
                                         ================  ================= ================ =================












                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1996
                                   (Unaudited)

                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                       September 30,
                                                                1996               1995             1996              1995
                                                                ----               ----             ----              ----
Operating activities:
Net income                                                      $1,692,353         $1,054,104         $794,436          $694,623
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                               5,992,865          6,522,581        1,945,759         2,211,022
     Leveraged lease income                                       (141,398)          (146,187)         (47,132)          (48,729)
     Gain on sales of assets                                    (1,221,635)          (507,971)        (431,245)         (452,374)
     Provision for losses                                          102,796            100,290           36,000            36,838
     Extraordinary gain on early extinguishment of
        non-recourse debt                                         (112,546)                 -         (112,546)                -
Changes in operating assets and liabilities:
   Accounts receivable                                              71,923           (181,033)         (88,738)         (201,619)
   Accounts payable, General Partner                                49,046           (995,630)         108,625          (129,120)
   Accounts payable, other                                          66,321             22,528          153,115           (77,251)
   Accrued interest                                                 (7,239)            16,837          (24,604)           26,319
   Deposits due to lessees                                        (857,895)                 -          (86,871)                -
   Unearned operating lease income                                (123,188)          (154,774)         (27,743)         (214,985)
                                                           ----------------  ----------------- ---------------- -----------------
Net cash from operations                                         5,511,403          5,730,745        2,219,056         1,844,724
                                                           ----------------  ----------------- ---------------- -----------------

Investing activities:
Purchase of equipment on operating leases                         (199,481)        (7,764,150)       1,370,272          (439,312)
Purchase of equipment on direct financing leases                (2,274,344)        (1,068,937)      (1,375,395)         (452,630)
Purchase of residual value interests                                     -           (175,974)               -                 -
Reduction of net investment in direct financing leases           2,183,351          1,541,829          463,883           525,878
Reduction of net investment in leveraged leases                     16,725            397,764            3,718             4,462
Proceeds from sales of lease assets                              3,615,483          2,244,191        1,463,263         1,845,427
Payments of initial direct costs to General Partner                      -           (258,268)               -           (21,404)
Principal payments received on notes receivable                    101,267            101,266           33,756            33,756
Initial direct costs paid to others                                      -            (64,940)               -                 -
                                                           ----------------  ----------------- ---------------- -----------------
Net cash (used in) provided by investing
   activities                                                    3,443,001         (4,982,279)       1,959,497         1,496,177
                                                           ----------------  ----------------- ---------------- -----------------

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1996

                                   (Unaudited)

                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                       September 30,
                                                                1996               1995             1996              1995
                                                                ----               ----             ----              ----
Financing activities:
Proceeds of non-recourse debt                                    2,847,801          7,851,380        2,847,801         7,851,380
Repayment of non-recourse debt                                  (5,817,677)        (4,815,053)      (2,650,037)       (3,167,088)
Borrowings under lines of credit                                 4,000,000          3,798,001        1,500,000                 -
Repayments of lines of credit                                   (3,000,000)        (2,600,000)      (3,000,000)       (2,600,000)
Distributions to limited partners                               (7,773,292)        (7,302,706)      (2,623,777)       (2,433,918)
Repurchase of units                                                 (2,929)           (15,501)               -                 -
Payment of syndication costs                                             -             (5,368)               -                 -
                                                           ----------------  ----------------- ---------------- -----------------

Net cash used in financing activities                           (9,746,097)        (3,089,247)      (3,926,013)          (349,626)
                                                           ----------------  ----------------- ---------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                    (791,693)        (2,340,781)         252,540         2,991,275
Cash and cash equivalents at beginning of
   period                                                        1,355,258          7,152,081          311,025         1,820,025
                                                           ----------------  ----------------- ---------------- -----------------
Cash and cash equivalents at end of period                        $563,565         $4,811,300         $563,565        $4,811,300
                                                           ================  ================= ================ =================




Supplemental disclosures of cash flow information:

Cash paid for interest                                          $1,396,648         $1,415,797         $427,347          $488,471
                                                           ================  ================= ================ =================

Supplemental disclosure of non-cash transactions:

Gain on extinguishment of non-recourse debt                       $112,546                            $112,546
                                                           ================                    ================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


1.  Interim financial statements:

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

2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                                Expense or        Reclass-
                                         December 31,                          Amortization     ifications &     September 30,
                                             1995             Additions         of Leases       Dispositions          1996
                                             ----             ---------         ---------       ------------          ----
Net investment in operating
   leases                                    $45,593,701           $157,254        ($5,564,936)     ($4,079,923)      $36,106,096
Net investment in direct
   financing leases                           11,948,261          2,274,344         (2,183,351)         835,994        12,875,248
Net investment in leveraged
   leases                                      4,675,926                  -            124,673                -         4,800,599
Equipment held for sale or lease                       -                  -            (11,949)         305,955           294,006
Residual value interests                         610,878                  -                  -                -           610,878
Initial direct costs, net of
   accumulated amortization of
   $1,318,238 in 1995 and
   $1,460,180 in 1996                          1,852,577                  -           (415,980)               -         1,436,597
Reserve for losses                              (714,139)          (102,796)                 -          544,126          (272,809)
                                      ------------------- ------------------  ----------------- ---------------- -----------------

                                             $63,967,204         $2,328,802        ($8,051,543)     ($2,393,848)      $55,850,615
                                      =================== ==================  ================= ================ =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 1995, equipment on operating leases consists of the following:

                                            Balance                                                                 Balance
                                         December 31,      Acquisitions, Dispositions & Reclassifications        September 30,
                                             1995            1st Quarter       2nd Quarter     3rd Quarter            1996
                                             ----            -----------       -----------     -----------            ----
Transportation                                $24,984,962      ($1,847,200)         ($210,277)       ($545,047)      $22,382,438
Corporate aircraft                              9,635,969                -                  -                -         9,635,969
Printing                                        5,523,249                -                  -                -         5,523,249
Construction equipment                          4,985,297                -                  -                -         4,985,297
Other                                           4,726,040                -                  -                -         4,726,040
Mining                                          6,570,460                -         (2,222,500)               -         4,347,960
Materials handling                              3,915,999                -                  -                -         3,915,999
Ground support equipment                        1,127,988                -                  -                -         1,127,988
Data processing                                   694,308          157,254                  -                -           851,562
Manufacturing                                   1,587,670                -                  -       (1,130,000)          457,670
Office equipment                                  216,080                -                  -                -           216,080
Furniture and fixtures                          2,353,608                -                  -       (2,353,608)                -
                                      -------------------- ----------------  ----------------- ---------------- -----------------
                                               66,321,630       (1,689,946)        (2,432,777)      (4,028,655)       58,170,252
Accumulated depreciation                      (20,727,929)        (790,028)          (218,066)        (328,133)      (22,064,156)
                                      -------------------- ----------------  ----------------- ---------------- -----------------
                                              $45,593,701      ($2,479,974)       ($2,650,843)     ($4,356,788)      $36,106,096
                                      ==================== ================  ================= ================ =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At September 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                                 Direct
                                              Operating         Financing           Total
                                              ---------         ---------           -----
 Three months ending December 31, 1996       $2,579,070         $1,092,317       $3,671,387
         Year ending December 31, 1997        8,783,188          4,010,850       12,794,038
                                  1998        6,993,866          3,536,444       10,530,310
                                  1999        6,142,265          2,390,141        8,532,406
                                  2000        2,547,270          1,410,221        3,957,491
                            Thereafter        3,790,590          1,256,433        5,047,023
                                        ----------------  ----------------- ----------------
                                            $30,836,249        $13,696,406      $44,532,655
                                        ================  ================= ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.04% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1996 are as follows:

                                             Principal          Interest           Total
                                             ---------          --------           -----
 Three months ending December 31, 1996      $1,765,4246           $443,276       $2,208,700
     Year ending December 31, 1997            5,828,339          1,425,131        7,253,470
                              1998            5,167,306            992,328        6,159,634
                              1999            5,055,577            585,451        5,641,028
                              2000            2,324,358            276,272        2,600,630
                        Thereafter            2,075,341            160,506        2,235,847
                                        ----------------  ----------------- ----------------
                                            $22,216,345         $3,882,964      $26,099,309
                                        ================  ================= ================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                    1996              1995
                                                    ----              ----
Incentive and equipment management fees              $793,726          $656,026
Administrative cost reimbursements                    192,711           237,528
                                              ---------------- -----------------
                                                     $986,437          $893,554
                                              ================ =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


6. Partner's capital:

The Fund is authorized to issue up to 7,500,000 Units of Limited Partnership interest in addition to the Initial Limited Partners.

The Fund's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

As more fully described in the Partnership Agreement, available Cash from Operations and Cash from Sales or Refinancing shall be distributed as follows:

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

     Third,the General Partner will receive as Incentive Management Fees, the following: (A) 10% of remaining Cash from Operations, as defined, (B) 15% of remaining Cash from Sales or Refinancing, as defined.

     Fourth, the balance to the Limited Partners.


7.  Line of credit:

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


8.  Extraordinary gain on extinguishment of debt:

In January 1996, Barney's, Inc., one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under an operating lease to this particular lessee were impaired as of December 31, 1995. The Partnership estimated that only a portion of the contractual cash flows would be received under the lease. Under Financial Accounting Standards Board Statement No. 121 (FAS 121), the estimated cash flows were discounted at the effective rate of the non-recourse debt related to the lease and the assets were written down to the present value of those cash flows.

Assets and liabilities related to the lease transaction were as follows as of December 31, 1995:

Assets at cost                                                       $2,353,608
Accumulated depreciation                                               (900,255)
                                                               -----------------
Book value of lease assets                                            1,453,353
Deposits from lessee                                                    (86,870)
Non-recourse debt                                                    (1,212,302)
                                                               -----------------
Net assets included in the Partnership's balance sheet as of
   December 31, 1995 before provision for impairment                    154,181

Reserve for impairment                                                 (544,126)
                                                               -----------------
Excess of non-recourse debt over net assets                           ($389,945)
                                                               =================

On July 19, 1996, the assets subject to the lease were purchased by a third party. As part of the purchase and transaction restructure, the related non-recourse debt was extinguished by the lender and the Partnership received a small amount of cash proceeds. The sale resulted in a gain on the sale of the assets and a gain on the extinguishment of the related non-recourse debt. The following summarizes this transaction:

Assets at cost                                                       $2,353,608
Accumulated depreciation at June 30, 1996                            (1,100,312)
                                                               -----------------
Book value of lease assets at June 30, 1996                           1,253,296
Reserve for impairment                                                 (544,126)
                                                               -----------------
Carrying value at June 30, 1996                                         709,170
Deposits from lessee retained by Partnership                            (86,870)
                                                               -----------------
Excess of carrying value over deposits from lessee                      622,300
Gross sales proceeds                                                  1,104,241
                                                               -----------------
Gain on sale of assets                                                 $481,941
                                                               =================

Non-recourse debt                                                    $1,212,302
Gross sales proceeds used to extinguish non-recourse debt            (1,099,756)
                                                               -----------------
Extraordinary gain on extinguishment of debt                           $112,546
                                                               =================

Gross sales proceeds                                                 $1,104,241
Gross sales proceeds used to extinguish non-recourse debt            (1,099,756)
                                                               -----------------
Net cash proceeds to Partnership                                         $4,485
                                                               =================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's primary source of liquidity during 1996 was lease revenues. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 1996, the Partnership had borrowed approximately $40,280,000, with a remaining unpaid balance of approximately $22,216,000. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1996, such commitments totaled $80,000.

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

1996 vs. 1995:
Nine months:

During the first nine months of 1996, operating lease revenues were the primary source of operating cash flows. Total lease revenues decreased by $672,214.

In 1996 and 1995, the proceeds from the sales of assets was the most significant source cash flows from investing activities. Proceeds from asset sales and the use of cash for asset acquisitions are not comparable to prior periods nor are they expected to be comparable to future periods.

In 1996 and 1995, proceeds from non-recourse debt and borrowings under the line of credit were the only sources of financing cash flows. The proceeds of debt are used to purchase lease assets and as such, are not expected to be comparable from one period to another. Cash used to repay non-recourse debt has increased due to both scheduled and unscheduled debt reductions. (See discussion below regarding the Barney's, Inc. lease transaction and the related extinguishment of debt under the caption "Results of Operations".) Distributions to Limited Partners have increased due to the higher per Unit distribution rate commencing in February 1994.

Three months:

The primary source of cash from operations for the third quarter was lease rents. Lease rents have decreased from the prior year due to asset sales during the preceding twelve months.

The investing sources of cash in 1995 were the same as noted above for the nine month period. Amounts of cash used for purchases of assets is not comparable nor is it expected to be comparable from one period to another.

In 1996, proceeds from non-recourse debt and borrowings under the line of credit were the Partnership's only financing sources of cash. In 1995, proceeds from non-recourse debt was the only source of financing cash flows. As noted above for the nine month period, these amounts are not expected to be comparable from one period to another. Distributions to Limited Partners have increased for the reasons noted above for the nine month period.


Results of Operations

Operations in 1996 resulted in net income of $1,692,353 for the nine month period and $794,436 for the three month period. In 1995, operations resulted in net income of $1,054,104 for the nine month period and $694,623 for the three month period.

1996 vs. 1995:

Operating lease revenues have decreased due to sales of leased assets during the last twelve months.

Effective January 1, 1996, the Partnership suspended the recognition of income under its lease with Barney's, Inc. The non-recourse debt related to this transaction was also put in a non-accrual status, that is, interest expense was no longer accrued. In July 1996, the underlying assets were sold to an unrelated third party and the related debt was extinguished as a part of the transaction. The Partnership recorded a gain on the sale of the assets of $481,942. The sale resulted in the debt being extinguished for less than its carrying amount, resulting in an extraordinary gain of $112,546.

The non-accrual of lease revenues on the Barney's lease contributed $370,485 to the decline in operating lease revenues over the nine month period ($123,495 for the three month period).

Depreciation and amortization expenses are directly related to the amounts of leased assets and have also decreased from 1995 to 1996. Management fees are related to the amounts of lease revenues and distributions to Limited Partners. In 1995, a larger part of the distributions were from sales proceeds, on which no fees are currently paid. Other expenses have not changed significantly from 1995 to 1996 for the nine month period.

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

Item 5.                       OTHER INFORMATION.

                               Inapplicable.

Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K.

                          (a) Documents filed as a part of this report
                            1. Financial Statements
                               Included in Part I of this report:

                               Balance  Sheets,  September 30, 1996 and December
31, 1995.

                               Income statements for the nine and three month periods ended September 30, 1996 and 1995.

                               Statement of changes in partners' equity for the nine month period ended September 30, 1996.

                               Statements of cash flows for the nine and three month periods ended September 30, 1996 and 1995.

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

Date:
November 11, 1996

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                                  By: ATEL Financial Corporation
                                      General Partner of Registrant




                            By:   /s/   A. J. BATT
                               -----------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                            By:   /s/  DEAN L. CASH
                               -----------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                                  By:  /s/  F. RANDALL BIGONY
                                      ---------------------------------------
                                      F. Randall Bigony
                                      Principal financial officer of
                                      registrant




                                  By:  /s/  DONALD E. CARPENTER
                                      ---------------------------------------
                                      Donald E. Carpenter
                                      Principal accounting officer of
                                      registrant