Form 10-K
period 1996-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1997-03-28
CIK 879812

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 1996

                                                  OR

                        |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                             ----

                         Commission File number 0-21552

                      ATEL Cash Distribution Fund IV, L.P.

         California                                              94-3145429
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership
                                      Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

State the aggregate market value of voting stock held by non-affiliates of the registrant.
                                  Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the State of California in September 1991. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership conducted a public offering of 7,500,000 units of Limited Partnership Interest (Units), at a price of $10 per Unit which terminated on February 3, 1993. As of that date, the Partnership had sold an aggregate of 7,500,000 Units for a total capitalization of $75,000,000.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 1999 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It is the intention of the General Partner that no more than 25% of the aggregate purchase price of equipment will be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intends to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 1999.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1996, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

In 1995, no single lessee generated more than 10% of the Partnership's total lease revenues. During 1996 and 1994, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

        Lessee            Type of Equipment     1996        1995       1994
        ------            -----------------     ----        ----       ----
ARR, Inc.                 Corporate aircraft     11%          *          *
Burlington Northern
  Railroad Company        Locomotives             *           *         17%
Union Tank Car Company    Railroad box cars       *           *         10%

                             *  Less than 10%.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The General Partner will seek to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions:

Through December 31, 1996, the Partnership has disposed of certain leased assets as set forth below:

                           Original
                         Equipment Cost,                       Excess of
       Type of             Excluding                           Rents Over
      Equipment         Acquisition Fees    Sale Price         Expenses *
      ---------         ----------------    ----------         ----------
Transportation             $14,978,848       $11,027,920        $9,480,962
Furniture & fixtures         2,899,608         1,516,387         1,482,548
Mining                         641,854            44,235           679,436
Data processing                226,505           204,675            22,017
                         --------------  ----------------   ---------------
                           $18,746,815       $12,793,217       $11,664,963
                         ==============  ================   ===============

                        * Includes only those expenses directly related to the production of the related rents.


Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1996 and the industries to which the assets have been leased.

                                                         urchase price excluding          Percentage of total
     Asset types                                            acquisition fees                 acquisitions
     -----------                                            ----------------                 ------------
Transportation, over-the-road tractors and trailers             $11,779,416                           10.58%
Earth moving                                                     10,819,793                            9.72%
Transportation, rail cars                                        10,417,680                            9.36%
Manufacturing, chemicals                                          9,669,946                            8.69%
Railroad locomotives                                              8,799,216                            7.91%
Materials handling                                                8,753,869                            7.87%
Aircraft, executive, fixed wing                                   7,165,000                            6.44%
Printing                                                          6,819,073                            6.13%
Manufacturing, other                                              6,621,667                            5.95%
Construction                                                      5,581,178                            5.01%
Mining, coal                                                      5,482,739                            4.93%
Furniture and fixtures                                            5,102,534                            4.58%
Aircraft, executive, helicopter                                   4,360,969                            3.92%
Office automation                                                 3,823,346                            3.44%
Transportation , intermodal containers                            3,001,930                            2.70%
Airport ground support                                            2,270,388                            2.04%
Food processing                                                     821,146                            0.73%
                                                            ----------------                 ---------------
                                                               $111,289,890                          100.00%
                                                            ================                 ===============

                                                        Purchase price excluding           Percentage of total
  Industry of lessee                                         acquisition fees                 acquisitions
  ------------------                                         ----------------                 ------------
Transportation, rail                                            $16,712,912                           15.02%
Mining                                                           14,216,044                           12.77%
Manufacturing, chemicals                                         11,891,174                           10.68%
Manufacturing, medical instruments                                9,635,969                            8.66%
Primary metals                                                    9,237,803                            8.30%
Printing                                                          7,975,165                            7.17%
Retail, foods                                                     7,135,671                            6.41%
Transportation, other                                             5,272,318                            4.74%
Manufacturing, other                                              5,033,997                            4.52%
Retail, restaurant                                                3,543,856                            3.18%
Manufacturing, auto/truck                                         3,253,000                            2.92%
Other                                                             3,155,340                            2.84%
Utilities                                                         2,835,800                            2.55%
Food processing                                                   2,705,998                            2.43%
Oil and gas                                                       2,690,272                            2.42%
Retail, apparel                                                   2,353,608                            2.11%
Construction                                                      1,905,181                            1.71%
Health services                                                   1,003,073                            0.90%
Communications                                                      732,709                            0.67%
                                                            ----------------                 ---------------
                                                               $111,289,890                          100.00%
                                                            ================                 ===============

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1996, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and by the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1996, a total of 5,108 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1994; $1.30 in 1995 and 1996; $1.40 in 1997, 1998 and
1999.

The rate for each of the monthly distributions from 1996 operations was $.11666 per Unit. The distributions were made in February 1996 through December 1996 and in January 1997. For each of the quarterly distributions (made in April, July and October 1996 and in January 1997) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1996.

The rate for each of the monthly distributions from 1995 operations was $.10833 per Unit. The distributions were made in February 1995 through December 1995 and in January 1996. For each of the quarterly distributions (made in April, July and October 1995 and in January 1996) the rate was $.325 per Unit. Distributions were from cash flows from operations and sales proceeds in 1995.

The rate for each of the monthly distributions from 1994 operations was $.10833 per Unit. The distributions were made in February 1994 through December 1994 and in January 1995. For each of the quarterly distributions (made in April, July and October 1994 and in January 1995) the rate was $.325 per Unit. Distributions were from cash flows from operations in 1994.

The following table presents summarized information regarding distributions to Limited Partners:

                                                 1996            1995             1994            1993           1992
                                                 ----            ----             ----            ----           ----
Distributions of net income                          $0.30            $0.11           $0.19           $0.26          $0.12
Return of investment                                  1.09             1.19            1.10            0.90           0.62
                                            --------------- ---------------- --------------- --------------- --------------
Distributions per unit                                1.39             1.30            1.29            1.16           0.74
Differences due to timing of distributions            0.01                -            0.01            0.04           0.23
                                            --------------- ---------------- --------------- --------------- --------------
Nominal distribution rates from above                $1.40            $1.30           $1.30           $1.20          $0.97
                                            =============== ================ =============== =============== ==============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994 and 1993 and for the period from March 6, 1992 (commencement of operations) to December 31, 1992. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                 1996            1995             1994            1993           1992
                                                 ----            ----             ----            ----           ----
Gross revenues                                 $13,239,354      $13,588,760     $13,143,213     $10,471,860     $2,123,081
Net income                                      $2,266,613         $799,204      $1,413,416      $1,934,762       $325,748
Weighted average Limited Partner
   Units (Units) outstanding                     7,487,725        7,485,850       7,495,350       7,456,730      2,627,122
Net income per Unit, based on
   weighted average Units outstanding                $0.30            $0.11           $0.19           $0.26          $0.12
Distributions per Unit, based on
   weighted average Units outstanding                $1.39            $1.30           $1.29           $1.16          $0.74
Total Assets                                   $53,594,276      $66,139,691     $73,343,357     $74,925,882    $58,407,543
Total Non-recourse Debt                        $20,450,921      $25,298,767     $22,648,573     $15,871,292      None
Total Partners' Capital                        $30,730,215      $38,859,760     $47,818,325     $56,078,027    $54,581,891

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provided for a total maximum capitalization of $75,000,000. At the time the offering was completed on February 3, 1993, the Partnership had received and accepted subscriptions for a total of 7,500,000 Units ($75,000,000).

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1997. At December 31, 1996, the Partnership had
$1,500,000 of borrowings under this line of credit and the remaining availability was $38,857,117.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1996, commitments to purchase lease assets totaled $79,515.

As of December 31, 1996, all cash balances consisted of amounts reserved for distributions in January 1997, generated from operations in 1996.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 1996, the Partnership had borrowed approximately $38,342,000 with remaining unpaid balances of approximately $20,451,000. The Partnership's expected long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1992. See Items 5 and 6 of this report for additional information regarding the distributions.

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

Cash flows:

                  1996 vs. 1995:

Cash flows from operations decreased by $1,319,009 compared to 1995. Operating lease revenues were the Partnership's primary source of cash flows in 1996 and these revenues declined by $1,651,513.

In 1996, the proceeds from sales of lease assets and cash flows from direct financing leases were the Partnership's only sources of cash from investing activities. Proceeds from sales of lease assets increased from $2,722,954 in 1995 to $4,376,555 in 1996. The increase was due to increased sales of lease assets, primarily operating lease assets. In 1995, the original cost of operating lease assets sold was approximately $2,400,000. In 1996, this increased to about $6,850,000. Cash flows from direct financing leases increased from $2,189,178 in 1995 to $2,991,035 in 1996. Total rents on such leases increased by $1,195,085 compared to 1995. These increases resulted from acquisitions of direct financing lease assets and reclassifications of operating lease assets upon terminations of the initial lease terms and subsequent re-leasing of the assets under financing leases. The primary investing use of cash was investments in direct financing and operating lease assets.

In 1996, the only sources of cash from financing activities were borrowings under the line of credit and proceeds of non-recourse debt. Such borrowings decreased from 1995 and are not expected to be consistent from one year to another. The most significant financing uses of cash were distributions to the limited partners, scheduled repayments of non-recourse debt and repayments on the line of credit.

                  1995 vs. 1994:

Cash flows from operations decreased by approximately $1,535,000 compared to 1994. In both years, the Partnership's primary source of cash from operating activities was rents from operating leases. Such rents decreased by $480,648 compared to 1994. The remaining decrease relates primarily to an increase of $628,281 in interest expense.

In 1995, the Partnership's sources of cash from investing activities consisted primarily of proceeds from the sales of lease assets and from rents from direct financing leases accounted for as reductions in the Partnership's net investment in direct financing leases. Uses of cash in investing activities consisted primarily of purchases of operating and direct financing lease assets.

In 1995, the Partnership had only two financing sources of cash flows, proceeds of non-recourse debt and borrowings under lines of credit. The borrowings under the line of credit were repaid during the year. Significant financing uses of cash were for scheduled debt payments, the repayments of the line of credit and distributions to the limited partners.

Results of Operations:

Based on the lease assets owned and lease contracts in place at December 31, 1996, the amounts of such rents are expected to decrease by about $1,480,000 in 1997. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Over the next five years, lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

                  1996 vs. 1995:

In 1996, total revenues declined by $349,406 compared to 1995. Three significant, and partially offsetting factors contributed to the decrease. Operating lease revenues declined by $1,651,513, direct financing lease revenues increased by $393,228 and gains on sales of assets increased by $959,904. Operating lease revenues decreased due to scheduled lease terminations and due to the default of Barney's, Inc. (Barney's), one of the Partnership's lessees, in January 1996. The default contributed about $494,000 to the decline in operating lease revenues. Direct financing lease revenues increased due to acquisitions in 1995 and 1996 and due to certain assets which came off operating leases at their scheduled termination dates and were re-leased under direct financing leases. Gains on sales of assets varies from one year to another. In 1996, gains also included a gain of $481,941 on the sale of the assets which had been leased to Barney's, as further described below.

Depreciation and amortization expense decreased by $891,221 in 1996 compared to 1995. The decrease was primarily due to sales of operating lease assets as the underlying leases reached their scheduled maturities.

The Partnership's provision for losses and impairments decreased by $543,669 in 1996 compared to 1995. In 1995, a specific reserve of $544,126 was provided for the Barney's lease assets. There were no similar defaults in 1996 for which specific reserves were needed.

                  1995 vs. 1994:

In 1995, the Partnership's revenues increased by $445,547. Three factors contributed to the net increase. First, operating lease revenues decreased by $480,648 as a result of scheduled lease terminations and subsequent asset sales. Second, direct financing lease revenues increased by $250,155 as a result an increased investment in direct financing lease assets due to purchases of such assets in 1994 and in 1995. Third, asset sales in 1995 resulted in net gains of $615,042 compared to net losses on such sales in 1994 of $102,932, an improvement of $717,974.

In 1995, interest expense increased by $628,281 compared to 1994. The increase resulted from the Partnership's borrowings in 1994 and in 1995. The Partnership's non-recourse debt balances increased from $22,648,573 at the end of 1994 to $25,298,767 at the end of 1995.

Equipment and incentive management fees decreased by $187,816 compared to 1994. In 1995, a larger portion of the distributions to the limited partners was made from the proceeds of asset sales. No incentive management fees are currently paid on distributions of these amounts and this gave rise to the decrease in fees.

In January 1996, Barney's, one of the Partnership's lessees, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Partnership's lease transaction had been financed primarily with non-recourse debt. In addition, the Partnership holds certain deposits which may accrue to it in the event of a default.

The following table summarizes the cash flows relating to the lease transaction with Barney's through December 31, 1995:

Purchase of lease assets, at cost                                  ($2,353,608)
Rents received and retained by the Partnership                         868,068
Non-recourse debt proceeds received by the Partnership               1,413,224
                                                                ---------------
                                                                       (72,316)
Deposits received from lessee which were retained by
   the Partnership                                                      86,870
                                                                ---------------
Net cash flows                                                         $14,554
                                                                ===============

Effective January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement Number 121 (FAS 121). As a result, the Partnership established a reserve for the impairment of the value of assets leased to Barney's in the amount of $544,126. Of this amount, $389,946 related to the adoption of FAS 121. See Note 9 to the financial statements included as Item 8 of Part I of this report for additional information regarding the reserve.

The reserve related to Barney's constituted the majority of the Partnership's provision for losses and impairments. Reserves for losses were first established in the fourth quarter of 1994. The amounts provided, exclusive of the amounts related to Barney's, increased over 1994. Provisions for losses and impairments were made in one quarter in 1994 and were made in all four quarters in 1995.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 26.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund IV, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund IV, L.P. as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP
San Francisco, California
February 7, 1997

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                        1996           1995
                                                        ----           ----
Cash and cash equivalents                               $696,421     $1,355,258

Accounts receivable                                      633,329        682,207

Investments in equipment and leases                   52,264,526     63,967,204

Notes receivable                                               -        135,022
                                                  --------------- --------------
Total assets                                         $53,594,276    $66,139,691
                                                  =============== ==============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $20,450,921    $25,298,767

Bank line of credit                                    1,500,000              -

Accounts payable:
     Equipment purchases                                  42,227         42,227
     General Partner                                      74,487        216,347
     Other                                               138,590        201,642

Deposits due to lessees                                   97,772        984,213

Accrued interest payable                                  96,904        123,629

Unearned lease income                                    463,160        413,106
                                                  --------------- --------------
Total liabilities                                     22,864,061     27,279,931

Partners' capital:
     General Partner                                      67,497         44,831
     Limited Partners                                 30,662,718     38,814,929
                                                  --------------- --------------
Total partners' capital                               30,730,215     38,859,760
                                                  --------------- --------------
Total liabilities and partners' capital              $53,594,276    $66,139,691
                                                  =============== ==============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                  1996            1995           1994
                                                                                  ----            ----           ----
Revenues:
Leasing activities:
  Operating leases                                                              $10,208,585     $11,860,098    $12,340,746
  Direct financing leases                                                         1,236,764         843,536        593,381
  Leveraged leases                                                                  188,531         194,916        199,387
  Gain (loss) on sales of assets                                                  1,574,946         615,042       (102,932)

Interest income                                                                      18,901          69,466         57,020
Other                                                                                11,627           5,702         55,611
                                                                             --------------- --------------- --------------
                                                                                 13,239,354      13,588,760     13,143,213
Expenses:
Depreciation and amortization                                                     7,849,010       8,740,231      8,743,149
Interest expense                                                                  1,858,316       1,960,823      1,332,542
Equipment and incentive management fees to General Partner                          821,328         872,374      1,060,190
Administrative cost reimbursements to General Partner                               275,778         349,663        358,441
Provision for losses and impairments                                                135,965         679,634         34,505
Professional fees                                                                    46,419          76,365         86,594
Other                                                                                98,471         110,466        114,376
                                                                             --------------- --------------- --------------
                                                                                 11,085,287      12,789,556     11,729,797
                                                                             --------------- --------------- --------------
Income before extraordinary item                                                  2,154,067         799,204      1,413,416
Extraordinary gain on early extinguishment of debt                                  112,546               -              -
                                                                             --------------- --------------- --------------
Net income                                                                       $2,266,613        $799,204     $1,413,416
                                                                             =============== =============== ==============

Net income:
     General Partner                                                                $22,666          $7,992        $14,134
     Limited Partners                                                             2,243,947         791,212      1,399,282
                                                                             --------------- --------------- --------------
                                                                                 $2,266,613        $799,204     $1,413,416
                                                                             =============== =============== ==============

Income before extraordinary item per limited partnership unit                         $0.28           $0.11          $0.19
Extraordinary gain on early extinguishment of debt per limited
   partnership unit                                                                    0.02               -              -
                                                                             --------------- --------------- --------------
Net income per Limited Partnership unit                                               $0.30           $0.11          $0.19
                                                                             =============== =============== ==============

Weighted average number of units outstanding                                      7,487,725       7,485,850      7,495,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      Limited Partners          General
                                                                 Units           Amount         Partner         Total
                                                                 -----           -----          -------         -----
Balance January 1, 1994                                           7,496,550     $56,055,322         $22,705    $56,078,027

Repurchase of units                                                  (3,700)        (20,080)                       (20,080)
Distributions to limited partners ($1.29  per Unit)                              (9,653,038)                    (9,653,038)
Net income                                                                        1,399,282          14,134      1,413,416
                                                            ---------------- --------------- --------------- --------------
Balance December 31, 1994                                         7,492,850      47,781,486          36,839     47,818,325

Other syndication costs to affiliates                                                (5,368)                        (5,368)
Repurchase of units                                                  (4,000)        (15,501)                       (15,501)
Distributions to limited partners ($1.30  per Unit)                              (9,736,900)                    (9,736,900)
Net income                                                                          791,212           7,992        799,204
                                                            ---------------- --------------- --------------- --------------
Balance December 31, 1995                                         7,488,850      38,814,929          44,831     38,859,760

Repurchase of units                                                  (1,500)         (2,929)                        (2,929)
Distributions to limited partners ($1.39  per Unit)                             (10,393,229)                   (10,393,229)
Net income                                                                        2,243,947          22,666      2,266,613
                                                            ---------------- --------------- --------------- --------------
Balance December 31, 1996                                         7,487,350     $30,662,718         $67,497    $30,730,215
                                                            ================ =============== =============== ==============





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                  1996            1995           1994
                                                                                  ----            ----           ----
Operating activities:
Net income                                                                       $2,266,613        $799,204     $1,413,416
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation and amortization                                                7,849,010       8,740,231      8,743,149
     Leveraged lease income                                                        (168,088)              -              -
     (Gain) loss on sales of assets                                              (1,574,946)       (615,042)       102,932
     Provision for losses and impairments                                           135,965         679,634         34,505
     Extraordinary gain on early extinguishment of debt                            (112,546)              -              -
     Changes in operating assets and liabilities:
        Accounts receivable                                                          48,878         (13,527)        59,977
        Notes receivable                                                            135,022         135,021        135,022
        Accounts payable, General Partner                                          (141,860)       (915,671)      (763,223)
        Accounts payable, other                                                     (63,052)        164,185       (269,244)
        Deposits due to lessees                                                    (886,441)              -        384,213
        Accrued interest payable                                                    (26,725)         (7,314)       130,943
        Unearned operating lease income                                              50,054        (135,828)       394,635
                                                                             --------------- --------------- --------------
Net cash provided by operating activities                                         7,511,884       8,830,893     10,366,325

Investing activities:
Proceeds from sales of lease assets                                               4,376,555       2,722,954      5,648,425
Reductions in net investment in direct financing leases                           2,991,035       2,189,178      1,364,313
Purchases of equipment on direct financing leases                                (1,749,600)     (2,471,512)    (4,953,275)
Purchases of equipment on operating leases                                         (157,253)     (9,721,435)    (5,402,538)
Initial direct lease costs paid to affiliate                                              -        (258,268)      (588,931)
Reductions in net investment in leveraged leases                                          -         194,916        158,296
Purchase of residual value interests                                                      -        (175,974)      (434,904)
                                                                             --------------- --------------- --------------
Net cash provided by (used in) investing activities                               5,460,737      (7,520,141)    (4,208,614)

Financing activities:
Distributions to limited partners                                               (10,393,229)     (9,736,900)    (9,653,038)
Repayment of non-recourse debt                                                   (7,583,101)     (6,750,703)    (3,298,959)
Proceeds of non-recourse debt                                                      2,847,801      9,400,897     10,076,240
Borrowings under line of credit                                                   4,500,000       3,798,001      2,180,730
Repayments of borrowings under line of credit                                    (3,000,000)     (3,798,001)    (2,180,730)
Units repurchased                                                                    (2,929)        (15,501)       (20,080)
Payment of syndication costs to General Partner                                           -          (5,368)             -
                                                                             --------------- --------------- --------------
Net cash used in financing activities                                           (13,631,458)     (7,107,575)    (2,895,837)
                                                                             --------------- --------------- --------------

Net (decrease) increase in cash and cash equivalents                               (658,837)     (5,796,823)     3,261,874
Cash and cash equivalents at beginning of period                                  1,355,258       7,152,081      3,890,207
                                                                             --------------- --------------- --------------
Cash and cash equivalents at end of period                                         $696,421      $1,355,258     $7,152,081
                                                                             =============== =============== ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                  1996            1995           1994
                                                                                  ----            ----           ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                           $1,885,041      $1,960,823     $1,332,542
                                                                             =============== =============== ==============

Supplemental disclosure of non-cash transactions:

Operating lease assets reclassified to direct financing leases                   $2,339,000
Less accumulated depreciation                                                      (678,551)
                                                                             ---------------
                                                                                 $1,660,449
                                                                             ===============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the State of California in September 1991, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 8, 1991, $100 of which represented the General Partners' continuing interest, and $500 of which represented the Initial Limited Partner's capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership Interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1996, the original terms of the leases ranged from two to ten years.

Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases are recognized evenly over the life of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals and realization of residual values. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                       1996            1995
                                                       ----            ----
Financial statement basis of net assets
   and liabilities                                  $30,730,215     $38,859,760
Tax basis of net assets and liabilities              13,811,870      23,106,777
                                                 --------------- ---------------
Difference                                          $16,918,345     $15,752,983
                                                 =============== ===============

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                        1996            1995
                                                        ----            ----
Net income per financial statements                  $2,266,613        $799,204
Adjustment to depreciation expense                   (6,410,079)     (8,773,911)
Extraordinary gain on extinguishment of debt           (112,546)              -
Adjustments to revenues                               5,221,299       5,221,989
Provision for losses                                    135,965         679,634
                                                 --------------- ---------------
Net income (loss) per federal tax return             $1,101,252     ($2,073,084)
                                                 =============== ===============

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.


3.  Investments in equipment and leases:

As of December 31, 1996, the Partnership's investments in equipment and leases consist of the following:

                                                                              Depreciation
                                                                               Expense or       Reclass-
                                                                              Amortization   ifications or
                                                 1995          Additions       of Leases      Dispositions       1996
                                                 ----          ---------       ---------     --------------      ----
Net investment in operating leases             $45,593,701         $157,253     ($7,296,585)    ($4,510,983)   $33,943,386
Net investment in direct financing leases       11,948,261        1,749,600      (2,991,035)      1,148,784     11,855,610
Net investment in leveraged leases               4,675,926                -         168,088               -      4,844,014
Residual value interests                           610,878                -               -               -        610,878
Assets held for lease or sale                            -                -               -          16,464         16,464
Reserve for losses                                (714,139)        (135,965)              -         544,126       (305,978)
Initial direct costs, net of accumulated
   amortization of $1,365,512 in 1996
   and $1,318,238 in 1995                        1,852,577                -        (552,425)              -      1,300,152
                                            --------------- ---------------- --------------- --------------- --------------
                                               $63,967,204       $1,770,888    ($10,671,957)    ($2,801,609)   $52,264,526
                                            =============== ================ =============== =============== ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1995, additions and dispositions during 1996 and as of December 31, 1996:

                                                                                                Reclass-
                                                                                             ifications or
                                                                 1995          Additions      Dispositions       1996
                                                                 ----          ---------     --------------      ----
Transportation                                                  $24,984,962                     ($3,487,292)   $21,497,670
Corporate aircraft                                                 9,635,969                              -      9,635,969
Construction                                                       4,985,297                              -      4,985,297
Other                                                              4,726,040                              -      4,726,040
Printing                                                           5,523,249                     (1,130,000)     4,393,249
Mining                                                             6,570,460                     (2,222,500)     4,347,960
Materials handling                                                 3,915,999                              -      3,915,999
Manufacturing                                                      1,587,670                              -      1,587,670
Ground support                                                     1,127,988                              -      1,127,988
Data processing                                                      694,308       $157,253               -        851,561
Office equipment                                                     216,080              -               -        216,080
Furniture and fixtures                                             2,353,608              -      (2,353,608)             -
                                                            ---------------- --------------- --------------- --------------
                                                                 66,321,630         157,253      (9,193,400)    57,285,483
Less accumulated depreciation                                   (20,727,929)     (7,296,585)      4,682,417    (23,342,097)
                                                            ---------------- --------------- --------------- --------------
                                                                $45,593,701     ($7,139,332)    ($4,510,983)   $33,943,386
                                                            ================ =============== =============== ==============

Direct financing leases:

As of December 31, 1996, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing, mining and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1996 and 1995:

                                                                                  1996            1995
                                                                                  ----            ----
Total minimum lease payments receivable                                         $12,419,284     $12,038,632
Estimated residual values of leased equipment (unguaranteed)                      2,827,353       1,980,963
                                                                             --------------- ---------------
Investment in direct financing leases                                            15,246,637      14,019,595
Less unearned income                                                             (3,391,027)     (2,071,334)
                                                                             --------------- ---------------
Net investment in direct financing leases                                       $11,855,610     $11,948,261
                                                                             =============== ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

At December 31, 1996, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:
                                                      Direct
                   Year ending     Operating        Financing
                  December 31,       Leases          Leases           Total
                  ------------       ------          ------           -----
                          1997      $9,061,245       $3,892,548     $12,953,793
                          1998       6,989,751        3,469,493      10,459,244
                          1999       6,138,150        2,390,141       8,528,291
                          2000       2,543,155        1,410,221       3,953,376
                          2001       1,837,104          858,516       2,695,620
                    Thereafter       1,941,141          398,365       2,339,506
                                --------------- ---------------- ---------------
                                   $28,510,546      $12,419,284     $40,929,830
                                =============== ================ ===============

Leveraged leases:

As of December 31, 1996, investment in leveraged leases consists of an air separation plant and materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1996 and 1995:

                                                                                  1996            1995
                                                                                  ----            ----
Aggregate rentals receivable                                                       5,662,595     $7,778,941
Less aggregate principal and interest payable on non-recourse loans               (3,020,486)    (5,116,389)
Estimated residual value of leased assets                                          3,188,067      3,188,067
Less unearned income                                                                (986,162)    (1,174,693)
                                                                             --------------- ---------------
Net investment in leveraged leases                                               $4,844,014      $4,675,926
                                                                             =============== ===============


4.  Non-recourse debt:

At December 31, 1996 and 1995, non-recourse debt, other than that related to leveraged leases which are accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.19% to 9.00%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1996, the carrying value of the pledged assets is approximately $24,983,648. The notes mature from 1997 through 2002.

Future minimum payments of non-recourse debt are as follows:

                 Year ending
                December 31,    Principal        Interest          Total
                        1997        $5,828,339       $1,425,131      $7,253,470
                        1998         5,167,306          992,328       6,159,634
                        1999         5,055,577          585,451       5,641,028
                        2000         2,324,358          276,272       2,600,630
                        2001         1,313,315          121,001       1,434,316
                  Thereafter           762,026           39,505         801,531
                                --------------- ---------------- ---------------
                                   $20,450,921       $3,439,688     $23,890,609
                                =============== ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1996, 1995 and 1994:

                                                                                      1996            1995           1994
                                                                                      ----            ----           ----
Acquisition  fees equal to 3.5% of the equipment  purchase price, for evaluating and  selecting  equipment to be acquired (not to exceed  approximately  4.75% of
Gross Proceeds, included in property on
operating leases)                                                                                      $258,268       $588,931

Incentive and equipment management fees                                                $821,328         872,374      1,060,190

Administrative costs reimbursed to General Partner                                      275,778         349,663        358,441
                                                                                 --------------- --------------- --------------
                                                                                     $1,097,106      $1,480,305     $2,007,562
                                                                                 =============== =============== ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


6.  Partners' capital:

As of December 31, 1996, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

     First, 5% of Distributions of Cash from Operations to the General Partner as Incentive Management Compensation.

     Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

     Third,   the  General   Partner  will   receive  as  Incentive   Management
Compensation, the following:

          (A)  10% of remaining Cash from Operations,

          (B) 15% of remaining Cash from Sales or Refinancing.

     Fourth, the balance to the Limited Partners.


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

There were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                         1996             1995            1994
                                         ----             ----            ----
Mining                                    15%             17%             15%
Chemicals manufacturing                   13%              *              14%
Medical supplies manufacturing            11%             12%              *
Retail                                     *              10%              *
Railroad transportation                    *               *              10%

                        *  Less than 10%.

During 1996, one customer comprised 11% of the Partnership's revenues from leases. During 1995, no customers comprised more than 10% of the Partnership's revenues from leases. During 1994, two customers comprised 17% and 10% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1997. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

During 1996, the Partnership had borrowed $4,500,000 under the line of credit. Repayments on the line of credit were $3,000,000 during 1996 and $1,500,000 remained outstanding as of December 31, 1996. At December 31, 1996, the rate on such borrowings was 7.12%.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1996. At December 31, 1996, $38,857,117 was available under this agreement.

During 1995, the Partnership had borrowed $3,798,001 on a similar line of credit. The money was borrowed during the first and second quarters and repaid during the third and fourth quarters.

During 1994, the Partnership had borrowed $2,180,730 on a similar line of credit. The money was borrowed and repaid during the fourth quarter of that year.


9.  Extraordinary gain on extinguishment of debt:

In January 1996, Barney's, Inc., one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with Financial Accounting Standards Board Statement No. 121 (FAS 121) the Partnership determined that the assets under an operating lease to this particular lessee were impaired as of December 31, 1995. The Partnership estimated that only a portion of the contractual cash flows would be received under the lease. Under FAS 121, the estimated cash flows were discounted at the effective rate of the non-recourse debt related to the lease and the assets were written down to the present value of those cash flows.

Assets and liabilities related to the lease transaction were as follows as of December 31, 1995:

Assets at cost                                                       $2,353,608
Accumulated depreciation                                               (900,255)
                                                                 ---------------
Book value of lease assets                                            1,453,353
Deposits from lessee                                                    (86,870)
Non-recourse debt                                                    (1,212,302)
                                                                 ---------------
Net assets included in the Partnership's balance sheet as of
   December 31, 1995 before provision for impairment                    154,181

Reserve for impairment                                                 (544,126)
                                                                 ---------------
Excess of non-recourse debt over net assets                           ($389,945)
                                                                 ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


9.  Extraordinary gain on extinguishment of debt (continued):

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

Assets at cost                                                       $2,353,608
Accumulated depreciation at June 30, 1996                            (1,100,312)
                                                                 ---------------
Book value of lease assets at June 30, 1996                           1,253,296
Reserve for impairment                                                 (544,126)
                                                                 ---------------
Carrying value at June 30, 1996                                         709,170
Deposits from lessee retained by Partnership                            (86,870)
                                                                 ---------------
Excess of carrying value over deposits from lessee                      622,300
Gross sales proceeds                                                  1,104,241
                                                                 ---------------
Gain on sale of assets                                                 $481,941
                                                                 ===============

Non-recourse debt                                                    $1,212,302
Gross sales proceeds used to extinguish non-recourse debt            (1,099,756)
                                                                 ---------------
Extraordinary gain on extinguishment of debt                           $112,546
                                                                 ===============

Gross sales proceeds                                                 $1,104,241
Gross sales proceeds used to extinguish non-recourse debt            (1,099,756)
                                                                 ---------------
Net cash proceeds to Partnership                                         $4,485
                                                                 ===============


10.  Fair value of financial instruments:

The Partnership has adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


10.  Fair value of financial instruments (continued):

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1996 is $19,838,673.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 42, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid through December 31, 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,121,675) to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, $6,405,877 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees are to be paid to the General Partner for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees to be paid to the General Partner or their Affiliates is not to exceed 3.5% of the aggregate purchase piece of equipment acquired, not to exceed approximately 4.75% of the Gross Proceeds of the Offering.

The maximum amount of such fees is $3,569,047. As of December 31, 1995 all of the allowable fees had been paid.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partner or its Affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at
Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner shall be entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See
Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partner shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partner shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partner or its Affiliates have and will maintain adequate staff to render such services to the Partnership,
(ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its Affiliates, (iii) the General Partner or its Affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partner or their Affiliates are compensated for rendering equipment management services.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the general and Limited Partners in 1996, 1995 and 1994.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

(1)                        (2)                          (3)                            (4)
                           Name and Address of          Amount and Nature of           Percent
Title of Class             Beneficial Owner             Beneficial Ownership           of Class

Limited Partnership Units  A. J. Batt                   Initial Limited Partner Units  0.0003%
                           235 Pine Street, 6th Floor   25 Units ($250)
                           San Francisco, CA 94104      (owned by wife)

Limited Partnership Units  Dean Cash                    Initial Limited Partner Units  0.0003%
                           235 Pine Street, 6th Floor   25 Units ($250)
                           San Francisco, CA 94104      (owned by wife)

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding Limited Partnership Units, to remove a General Partner.

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for a vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

The Partnership owns a one-half undivided interest in the Falcon 50 aircraft on lease to ARR, Inc., a subsidiary of U. S. Surgical, see Item 1 under the caption "Equipment Leasing Activities". The Partnership's interest in the asset was purchased on the same terms as that of the affiliated partnership (ATEL Cash Distribution Fund III) which owns the remaining one-half interest. The term of the lease is seven years and expires in September 1999. The monthly lease rent from this lease is $57,439.

The Partnership also owns a 70% undivided interest in the Boeing 727 executive aircraft on lease to DJ Aerospace (Bermuda) Ltd. The Partnership's interest was purchased on the same terms as that of the affiliated partnership, ATEL Cash Distribution Fund II which owns the remaining 30%. The aircraft was sold to the lessee on January 2, 1997.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

                   (a)  Financial Statements and Schedules

                          1. Financial Statements
                             Included in Part II of this report:

                             Balance Sheets at December 31, 1996 and 1995 Statements of Income for the years ended December 31, 1996, 1995 and 1994 Statements of Changes in Partners' Capital for the years ended December 31, 1996,
                                1995 and 1994
                             Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

                          2. Financial Statement Schedules
                             Allschedules  for  which  provision  is made in the
                                applicable   accounting   regulations   of   the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                   (b)  Reports on Form 8-K for the fourth quarter of 1996
                             None

                   (c)  Exhibits
                             (3)and  (4)   Agreement  of  Limited   Partnership,
                                included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1992 (File No. 33-43157).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Date:3/27/1997

                      ATEL Cash Distribution Fund IV, L.P.
                                             (Registrant)


                        By:  ATEL Financial Corporation,
                             General Partner of Registrant



                                       By:  /s/  A. J. Batt
                                            -----------------------------------
                                            A. J. Batt,
                                            President and Chief Executive
                                            Officer of ATEL Financial
                                            Corporation (General Partner)




                                       By:   /s/ Dean Cash
                                            -----------------------------------
                                            Dean Cash,
                        Executive Vice President of ATEL
                         Financial Corporation (General
                                    Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.



SIGNATURE                      CAPACITIES                           DATE



 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation