Form 10-Q
period 1997-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1997-05-14
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934.
                For the quarterly period ended March 31, 1997

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

                                                        Yes        |X|
                                                         No        |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                     1997             1996
                                                     ----             ----
Cash and cash equivalents                          $1,302,622         $696,421

Accounts receivable                                   514,324          633,329

Investments in leases                              45,501,068       52,264,526
                                               ---------------  ---------------
Total assets                                      $47,318,014      $53,594,276
                                               ===============  ===============


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                 $16,813,490      $20,450,921
Lines of credit                                     1,000,000        1,500,000
Accounts payable:
     Equipment purchases                                    -           42,227
     General Partner                                   67,218           74,487
     Other                                            117,414          138,590
Deposit due to lessee                                       -           97,772
Accrued interest payable                               65,349           96,904
Unearned operating lease income                       470,064          463,160
                                               ---------------  ---------------
Total liabilities                                  18,533,535       22,864,061

Partners' capital:
     General Partner                                   74,245           67,497
     Limited Partners                              28,710,234       30,662,718
                                               ---------------  ---------------
Total partners' capital                            28,784,479       30,730,215
                                               ---------------  ---------------
Total liabilities and partners' capital           $47,318,014      $53,594,276
                                               ===============  ===============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                                     1997             1996
                                                                                                     ----             ----
Revenues:
Leasing activities:
   Operating leases                                                                                 $2,295,887       $2,732,327
   Direct financing leases                                                                             292,127          291,182
   Leveraged leases                                                                                     62,013           47,133
   Gain on sale of assets                                                                              527,355           32,398
Interest                                                                                                10,242             7,303
Other                                                                                                    1,142               922
                                                                                                ---------------  ---------------
                                                                                                     3,188,766        3,111,265
                                                                                                ---------------  ---------------
Expenses:
Depreciation and amortization                                                                        1,748,461        2,028,154
Interest                                                                                               433,375          505,484
Equipment and incentive management fees to General Partner                                             205,025          222,691
Administrative cost reimbursements to General Partner                                                   69,901           45,820
Professional fees                                                                                        4,871            6,860
Provision for losses                                                                                    31,888           31,107
Other                                                                                                   20,405           20,461
                                                                                                ---------------  ---------------
                                                                                                     2,513,926        2,860,577
                                                                                                ---------------  ---------------
Net income                                                                                            $674,840         $250,688
                                                                                                ===============  ===============

Net income:
     General Partner                                                                                    $6,748           $2,507
     Limited Partners                                                                                  668,092          248,181
                                                                                                ---------------  ---------------
                                                                                                      $674,840         $250,688
                                                                                                ===============  ===============
Net income per Limited Partnership unit                                                                  $0.09            $0.03
Weighted average number of units outstanding                                                         7,487,350        7,488,850

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                              Limited Partners     General
                                                                  Units            Amount          Partner           Total
Balance December 31, 1996                                           7,487,350      $30,662,718         $67,497      $30,730,215
Distributions to limited partners                                                   (2,620,576)              -       (2,620,576)
Net income                                                                             668,092           6,748          674,840
                                                             ----------------- ---------------- ---------------  ---------------
Balance March 31, 1997                                              7,487,350      $28,710,234         $74,245      $28,784,479
                                                             ================= ================ ===============  ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                                     1997             1996
                                                                                                     ----             ----
Operating activities:
Net income                                                                                            $674,840         $250,688
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                                     1,748,461        2,028,154
   Leveraged lease revenues                                                                                  -          (43,415)
   Gain on sale of asset                                                                              (527,355)         (32,398)
   Provision for losses                                                                                 31,888           31,107
   Changes in operating assets and liabilities:
     Accounts receivable                                                                               119,005          (28,893)
     Notes receivable                                                                                        -           33,756
     Bank overdrafts                                                                                         -          334,627
     Accounts payable, General Partner                                                                   (7,269)       (100,663)
     Accounts payable, other                                                                           (21,176)         (63,190)
     Deposits due to lessees                                                                           (97,772)        (771,024)
     Accrued interest payable                                                                          (31,555)         (18,752)
     Unearned operating lease income                                                                      6,904         (38,978)
                                                                                                ---------------  ---------------
Net cash from operations                                                                             1,895,971        1,581,019
                                                                                                ---------------  ---------------

Investing activities:
Purchase of equipment on operating leases                                                              (42,227)      (1,611,981)
Reduction in investment in direct financing leases                                                     729,869        1,023,762
Purchase of equipment on direct financing leases                                                       (77,518)        (898,949)
Proceeds from sales of lease assets                                                                  4,763,034          636,395
Reduction in investment in leveraged leases                                                             95,079                -
                                                                                                ---------------  ---------------
Net cash provided by (used in) investing activities                                                  5,468,237         (850,773)
                                                                                                ---------------  ---------------

Financing activities:
Distributions to limited partners                                                                   (2,620,576)      (2,529,787)
Borrowings on line of credit                                                                                 -        2,000,000
Repayment of line of credit                                                                           (500,000)               -
Repayment of non-recourse debt                                                                      (3,637,431)      (1,507,595)
                                                                                                ---------------  ---------------
Net cash used in financing activities                                                               (6,758,007)      (2,037,382)
                                                                                                ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                                                   606,201       (1,307,136)
Cash and cash equivalents at beginning of period                                                       696,421        7,152,081
                                                                                                ---------------  ---------------
Cash and cash equivalents at end of period                                                          $1,302,622       $5,844,945
                                                                                                ===============  ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                                     1997             1996
                                                                                                     ----             ----

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                                                  $464,930         $524,236
                                                                                                ===============  ===============

Supplemental schedule of non-cash transactions:
Operating lease assets reclassified to assets held for sale or lease                                                   $439,677
Less accumulated depreciation                                                                                          (306,125)
                                                                                                                 ---------------
                                                                                                                       $133,552
                                                                                                                 ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

As of February 3, 1993, the Partnership had received subscriptions for 7,500,000 Limited Partnership Units ($75,000,000) in addition to the Initial Limited Partners' 50 Units. Of those subscriptions, 7,487,350 Units ($74,873,500) were issued and outstanding as of March 31, 1997.

The Partnership's business consists of leasing various types of equipment. As of March 31, 1997, the original terms of the Partnership's leases were from two to ten years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                 Depreciation
                                                                                 Expense or       Reclassi-
                                            December 31,                        Amortization     fications or       March 31,
                                                 1996           Additions         of Leases      Dispositions         1997
                                                 ----           ---------         ---------     --------------        ----
Net investment in operating leases              $33,943,386                        ($1,556,443)    ($4,204,121)     $28,182,822
Net investment in direct financing
   leases                                        11,855,610           $77,518         (729,869)         (2,737)      11,200,522
Net investment in leveraged leases                4,844,014                 -          (95,079)              -        4,748,935
Residual value interests                            610,878                 -                -         (28,821)         582,057
Reserve for losses                                 (305,978)          (31,888)               -               -         (337,866)
Assets held for sale or lease                        16,464                 -                -               -           16,464
Initial direct costs, net of
   accumulated amortization of
   $1,365,512 in 1996 and
   $1,304,175 in 1997                             1,300,152                 -         (192,018)              -        1,108,134
                                            ---------------- ----------------- ---------------- ---------------  ---------------
                                                $52,264,526           $45,630      ($2,573,409)    ($4,235,679)     $45,501,068
                                            ================ ================= ================ ===============  ===============


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarter ended March 31, 1997 and as of March 31, 1997.

                                                                 December 31,                    1st Quarter       March 31,
                                                                   1996         Acquisitions    Dispositions          1997
                                                                   ----         ------------    ------------          ----
Transportation                                                    $21,497,670                      ($7,105,011)     $14,392,659
Corporate aircraft                                                  9,635,969                       (1,890,000)       7,745,969
Mining                                                              4,347,960                                -        4,347,960
Printing                                                            4,393,249                                -        4,393,249
Construction                                                        4,985,297                                -        4,985,297
Other                                                               4,726,040                                -        4,726,040
Materials handling                                                  3,915,999                                -        3,915,999
Manufacturing                                                       1,587,670                                -        1,587,670
Ground support                                                      1,127,988                                -        1,127,988
Data processing                                                       851,561                                -          851,561
Office equipment                                                      216,080                                -          216,080
                                                             ----------------- ---------------- ---------------  ---------------
                                                                   57,285,483                       (8,995,011)      48,290,472
Less accumulated depreciation                                     (23,342,097)     ($1,556,443)      4,790,890      (20,107,650)
                                                             ----------------- ---------------- ---------------  ---------------
                                                                  $33,943,386      ($1,556,443)    ($4,204,121)     $28,182,822
                                                             ================= ================ ===============  ===============

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3. Investment in leases (continued):

At March 31, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                Year ending     Operating             Direct Financing
                                               December 31,       Leases           Leases           Total
                                                       1997        $5,738,967       $2,910,511      $8,649,478
                                                       1998         6,177,543        3,487,195       9,664,738
                                                       1999         5,325,941        2,407,843       7,733,784
                                                       2000         2,453,551        1,427,923       3,881,474
                                                       2001         1,831,758          867,616       2,699,374
                                                 Thereafter         1,930,449          397,917       2,328,366
                                                             ----------------- ---------------- ---------------
                                                                  $23,458,209      $11,499,005     $34,957,214
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

Future minimum principal payments of non-recourse debt are as follows:

                                                Year ending
                                               December 31,     Principal         Interest          Total
                                                       1997        $2,190,908       $1,035,441      $3,226,349
                                                       1998         5,167,306          992,328       6,159,634
                                                       1999         5,055,577          585,451       5,641,028
                                                       2000         2,324,358          276,272       2,600,630
                                                       2001         1,313,315          121,001       1,434,316
                                                 Thereafter           762,026           39,505         801,531
                                                             ----------------- ---------------- ---------------
                                                                  $16,813,490       $3,049,998     $19,863,488
                                                             ================= ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                     1997             1996
                                                                                                     ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                      $205,025         $210,600

Administrative costs reimbursed to General Partner                                                      69,901           45,820
                                                                                                ---------------  ---------------
                                                                                                      $274,926         $256,420
                                                                                                ===============  ===============


6.  Line of credit:

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

At March 31, 1997, the Partnership had $1,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During 1997, the Partnership's primary source of liquidity was proceeds from sales of lease assets. During 1996, the Partnership's primary source of liquidity was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1997.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership would likely be in a position to borrow against its current portfolio to meet such requirements if its current reserves were found to be inadequate to meet contingencies. The General Partners envision no such requirements for operating purposes.

Through March 31, 1997, the Partnership had borrowed approximately $38,342,000 with a remaining unpaid balance of approximately $16,813,000. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1997, there were no commitments to purchase additional lease assets.

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

The Partnership made distributions of cash from 1997 first quarter operations in February, March and April 1997. The amount of the distributions totaled $.35 per Unit. This was paid in either monthly amounts of $.11667 per Unit or in one quarterly payment of $.35 per Unit in April 1997. These distributions are equal to an annualized distribution rate of 14%.

Rents from operating leases were the primary sources of cash flows from operations in the first quarter of both 1997 and 1996. The amounts of such rents decreased from 1996 to 1997 by $436,440.

Sources of cash from investing activities in 1997 consisted of the proceeds of the sales of lease assets and cash flows from direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash flows from direct financing leases decreased by $293,893. Lease rents have declined due to lease terminations and sales of assets.

In the first quarter of 1996, the only financing source of cash was borrowings under the line of credit. The funds were used to partially fund the acquisitions of lease assets. There were no financing sources of cash in 1997. Repayments of non-recourse debt have increased due to borrowings over the last year.

Results of Operations

Operations in the first quarter of 1997 resulted in net income of $674,840 compared to $250,688 in 1996.

The decreases in operating lease revenues were matched closely by decreases of depreciation and amortization expense. Depreciation has decreased as operating lease assets have been sold.

The other major factor in the increase in net income was the increase in gains on sales of lease assets. Most of those assets sold were operating lease assets. The original cost of such assets sold increased from $1,407,323 in 1996 to $8,995,011 in 1997. Proceeds from asset sales increased from $636,395 in 1996 to $4,590,09 in 1997.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                                   (a) Documents filed as a part of this report

                                     1. Financial Statements

                                        Included in Part I of this report:

                                        Balance  Sheets,   March  31,  1997  and
December 31, 1996.

                                        Income  statements  for the three  month
                        periods ended March 31, 1997 and
                                      1996.
                                        Statement  of   changes   in   partners'
                                           capital  for the three  months  ended
                                           March 31, 1997.
                                        Statements  of cash  flows for the three
                                           month  periods  ended  March 31, 1997
                                           and 1996.
                                        Notes to the Financial Statements

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

Date:
May 12, 1997

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                                        By: ATEL Financial Corporation
                                            General Partner of Registrant




                               By: /s/ A. J. Batt
                               ----------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of General Partner




                              By: /s/ Dean L. Cash
                              ----------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




                                        By: /s/ F. Randall Bigony
                                            -----------------------------------
                                            F. Randall Bigony
                                            Principal financial officer
                                            of registrant




                                        By: /s/ Donald E. Carpenter
                                            -----------------------------------
                                            Donald E. Carpenter
                                            Principal accounting
                                            officer of registrant