Form 10-Q
period 1997-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1997-08-14
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 1997

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                     1997             1996
                                                     ----             ----

Cash and cash equivalents                            $253,294         $696,421

Accounts receivable                                 3,688,935          633,329

Investments in leases                              34,279,086       52,264,526
                                              ---------------- ----------------
                                                  $38,221,315      $53,594,276
                                              ================ ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $10,600,226      $20,450,921

Lines of credit                                       500,000        1,500,000

Accounts payable:
   Equipment purchases                                      -           42,227
   General partners                                    63,091           74,487
   Other                                              130,195          138,590

Deposit due to lessee                                       -           97,772

Accrued interest payable                               53,813           96,904

Unearned operating lease income                       315,600          463,160
                                              ---------------- ----------------
Total liabilities                                  11,662,925       22,864,061

Partners' capital:
     General partners                                  78,190           67,497
     Limited partners                              26,480,200       30,662,718
                                              ---------------- ----------------
Total partners' capital                            26,558,390       30,730,215
                                              ---------------- ----------------
                                                  $38,221,315      $53,594,276
                                              ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1997             1996             1997             1996
Revenues:
Lease revenues:
   Operating leases                                      $3,911,379       $5,187,709       $1,615,492       $2,455,382
   Direct financing leases                                  567,157          593,495          275,030          302,313
   Leveraged leases                                         124,026           94,266           62,013           47,133
Gain on sale of assets                                    1,104,635          790,390          577,280          757,992
Interest income                                              16,958           11,665            6,716            4,362
Other income                                                  1,142            2,601                -            1,679
                                                    ---------------- ---------------- ---------------- ----------------
                                                          5,725,297        6,680,126        2,536,531        3,568,861
Expenses:
Depreciation                                              2,747,687        3,798,393        1,191,244        1,898,714
Interest                                                    681,579          986,666          248,204          481,182
Amortization                                                513,600          248,713          321,582          120,238
Equipment and incentive management fees                     413,307          483,298          208,282          260,607
Administrative cost reimbursements                          140,256          116,694           70,355           70,874
Other                                                        86,793           58,388           66,388           37,927
Provision for losses                                         57,231           66,796           25,343           35,689
Professional fees                                            15,512           23,261           10,641           16,401
                                                    ---------------- ---------------- ---------------- ----------------
                                                          4,655,965        5,782,209        2,142,039        2,921,632
                                                    ---------------- ---------------- ---------------- ----------------
Net income                                               $1,069,332         $897,917         $394,492         $647,229
                                                    ================ ================ ================ ================
Net income:
     General partners                                       $10,693           $8,979           $3,945           $6,472
     Limited partners                                     1,058,639          888,938          390,547          640,757
                                                    ---------------- ---------------- ---------------- ----------------
                                                         $1,069,332         $897,917         $394,492         $647,229
                                                    ================ ================ ================ ================

Net income per limited partnership unit                       $0.14            $0.12            $0.05            $0.09
Weighted average number of units
   outstanding                                            7,487,350        7,488,100        7,487,350        7,487,350

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1997
                                   (Unaudited)

                                                                    Limited Partners      General
                                                         Units           Amount          Partners           Total
Balance December 31, 1996                                 7,487,350      $30,662,718          $67,497      $30,730,215
Distributions to limited partners                                         (5,241,157)               -       (5,241,157)
Net income                                                                 1,058,639           10,693        1,069,332
                                                    ---------------- ---------------- ---------------- ----------------
Balance June 30, 1997                                     7,487,350      $26,480,200          $78,190      $26,558,390
                                                    ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1997             1996             1997             1996
Operating activities:
Net income                                               $1,069,332         $897,917         $394,492         $647,229
Adjustments  to  reconcile  net  income  to  net
   cash  (used  in)  provided  by
   operations:
   Depreciation                                           2,747,687        3,798,393        1,191,244        1,898,714
   Amortization                                             513,600          248,713          321,582          120,238
   Leveraged lease income                                  (124,026)         (94,266)        (124,026)         (50,851)
   Gain on sale of assets                                (1,104,635)        (790,390)        (577,280)        (757,992)
   Provision for losses                                      57,231           66,796           25,343           35,689
     Changes in operating assets and liabilities:
        Accounts receivable                              (3,055,606)         160,661       (3,174,611)         189,554
        Notes receivable                                          -           67,511                -           33,755
        Bank overdrafts                                           -                -                -         (334,627)
        Accounts payable, general partner                   (11,396)         (59,579)          (4,127)          41,084
        Accounts payable, other                              (8,395)         (86,794)          12,781          (23,604)
        Accrued interest payable                            (43,091)          17,365          (11,536)          36,117
        Deposits due to lessees                             (97,772)        (771,024)               -                -
        Unearned operating lease income                    (147,560)         (95,445)        (154,464)         (56,467)
                                                    ---------------- ---------------- ---------------- ----------------
Net cash (used in) from operations                         (204,631)       3,359,858       (2,100,602)       1,778,839
                                                    ---------------- ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                            14,368,852        2,152,220        9,605,818        1,515,825
Reduction in investment in direct financing
   leases                                                 1,426,678        1,719,468          696,809          695,706
Reduction in investment in leveraged leases                 177,571           13,007           82,492           13,007
Purchase of equipment on direct financing
   leases                                                   (77,518)        (898,949)               -                -
Purchase of equipment on operating leases                   (42,227)      (1,569,753)               -           42,228
                                                    ---------------- ---------------- ---------------- ----------------

Net cash provided by investing activities                15,853,356        1,415,993       10,385,119        2,266,766
                                                    ---------------- ---------------- ---------------- ----------------

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1997             1996             1997             1996
Financing activities:
Payments of non-recourse debt                            (9,850,695)      (3,167,640)      (6,213,264)      (1,660,045)
Distributions to limited partners                        (5,241,157)      (5,149,515)      (2,620,581)      (2,619,728)
Repayment of line of credit                              (1,000,000)               -         (500,000)               -
Borrowings under lines of credit                                  -        2,500,000                -          500,000
Repurchase of units                                               -           (2,929)               -           (2,929)
                                                    ---------------- ---------------- ---------------- ----------------
Net cash (used in) provided by financing
   activities                                           (16,091,852)      (5,820,084)      (9,333,845)      (3,782,702)
                                                    ---------------- ---------------- ---------------- ----------------
Net (decrease) increase in cash and cash
   equivalents                                             (443,127)      (1,044,233)      (1,049,328)         262,903
Cash at beginning of period                                 696,421        1,355,258        1,302,622           48,122
                                                    ================ ================ ================ ================
Cash at end of period                                      $253,294         $311,025         $253,294         $311,025
                                                    ================ ================ ================ ================

Supplemental disclosures of cash flow information:

Cash paid during period for interest                       $724,670         $969,301         $200,434         $445,065
                                                    ================ ================ ================ ================


Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to assets
   held or sale or lease                                                    $133,552
                                                                     ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 1997, the original terms of the leases was from two to eight years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                       Depreciation
                                                                       Expense or        Reclass-
                                   December 31,                       Amortization     ifications &       June 30,
                                       1996            Additions        of Leases      Dispositions         1997
                                       ----            ---------        ---------     --------------        ----
Net investment in operating
   leases                              $33,943,386                       ($2,747,687)    ($12,349,406)     $18,846,293
Net investment in direct
   financing leases                     11,855,610          $77,518       (1,426,678)        (884,146)       9,622,304
Net investment in leveraged
   leases                                4,844,014                -          (53,545)               -        4,790,469
Residual value interests                   610,878                -                -          (28,821)         582,057
Equipment held for lease                    16,464                -                -           (1,444)          15,020
Initial direct costs, net of
   accumulated amortization
   of $1,365,512 in 1996 and
   $1,132,774 in 1997                    1,300,152                -         (513,600)            (400)         786,152
Reserve for losses                        (305,978)         (57,231)               -                -         (363,209)
                                ------------------- ---------------- ---------------- ---------------- ----------------
                                       $52,264,526          $20,287      ($4,741,510)    ($13,264,217)     $34,279,086
                                =================== ================ ================ ================ ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, 1997 and June 30, 1997 and as of June 30, 1997.

                                                                                      Acquisitions &
                                                     December 31,                      Dispositions       June 30,
                                                         1996          1st Quarter      2nd Quarter         1997
                                                         ----          -----------      -----------         ----
Transportation                                          $21,497,670      ($7,105,011)        ($26,223)     $14,366,436
Corporate aircraft                                        9,635,969       (1,890,000)               -        7,745,969
Printing                                                  4,393,249                -                -        4,393,249
Other                                                     4,726,040                -       (1,708,303)       3,017,737
Manufacturing                                             1,587,670                -                -        1,587,670
Ground support equipment                                  1,127,988                -                -        1,127,988
Mining                                                    4,347,960                -       (3,347,960)       1,000,000
Data processing                                             851,561                -                -          851,561
Office equipment                                            216,080                -                -          216,080
Materials handling                                        3,915,999                -       (3,915,999)               -
Construction equipment                                    4,985,297                -       (4,985,297)               -
                                                    ---------------- ---------------- ---------------- ----------------
                                                         57,285,483       (8,995,011)     (13,983,782)      34,306,690
Less accumulated depreciation                           (23,342,097)       3,234,447        4,647,253      (15,460,397)
                                                    ---------------- ---------------- ---------------- ----------------
                                                        $33,943,386      ($5,760,564)     ($9,336,529)     $18,846,293
                                                    ================ ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investments in leases (continued):

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995, 1996 and 1997.

At June 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                Year ending      Direct
                December 31,     Financing        Operating          Total
                       1997       $1,778,905       $2,912,529       $4,691,434
                       1998        3,213,362        4,839,307        8,052,669
                       1999        2,221,426        3,987,706        6,209,132
                       2000        1,313,630        1,751,703        3,065,333
                       2001          808,909        1,203,959        2,012,868
                 Thereafter          394,796        1,503,753        1,898,549
                             ---------------- ---------------- ----------------
                                  $9,731,028      $16,198,957      $25,929,985
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

Future minimum principal payments of long-term non-recourse debt as of June 30, 1997 are as follows:

                Year ending
                December 31,     Principal        Interest           Total
                       1997       $1,844,634         $391,078       $2,235,712
                       1998        3,165,268          580,968        3,746,236
                       1999        2,982,139          332,906        3,315,045
                       2000        1,553,973          151,791        1,705,764
                       2001          697,282           56,062          753,344
                 Thereafter          356,930           22,731          379,661
                             ---------------- ---------------- ----------------
                                 $10,600,226       $1,535,536      $12,135,762
                             ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                     1997             1996
                                                     ----             ----
Reimbursement of administrative costs                $140,256         $116,694

Incentive and equipment management fees               413,307          483,298
                                              ---------------- ----------------
                                                     $553,563         $599,992
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

                                  JUNE 30, 1997
                                   (Unaudited)


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

At June 30, 1997, the Partnership had $500,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1997.

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

As of June 30, 1997, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of $10,600,226. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1997, there were no such commitments.

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

Cash Flows, 1997 vs. 1996:

Six months:

During the first six months of 1997, proceeds from asset sales and operating lease revenues were the primary sources of cash flows.

Cash flows from operations declined by $3,564,489 from $3,359,858 in 1996 to ($204,631) in 1997. The decrease is a result of decreased operating lease revenues and increased balances of receivables (due to sales of certain assets). Such revenues declined by $1,276,330 from 1996 to 1997.

Sources of cash from investing activities consisted almost exclusively of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases. Proceeds from sales of assets increased from $2,152,220 in 1996 to $14,368,852 in 1997. A large portion of the sales proceeds was used to pay off non-recourse debt associated with the assets sold.

In 1997, there were no sources of cash from financing activities. Cash used to pay non-recourse debt increased significantly. The increase resulted from sales of certain leases which were financed primarily with non-recourse debt and upon sale, the debt was repaid.

Three months:

The two major sources of cash for the second quarter were proceeds form lease asset sales and operating lease rents.

Operating lease rents have decreased by $839,890 from the prior year due to asset sales during the preceding twelve months.

Proceeds from lease assets sales were the most significant source of cash from investing activities. They increased from $1,515,825 in 1996 to $9,605,818 in 1997 due to increased amounts of asset sales as noted above for the six month period.

During the second quarter of 1997, there were no financing sources of cash. Payments of non-recourse debt increased for the same reasons as noted above for the six month period.


Results of Operations

In 1997, operations resulted in net income of $1,069,332 for the six month period and $394,492 for the three month period. Operations in the 1996 resulted in net income of $897,917 for the six month period and $647,229 for the three month period.

1996 vs. 1995:

Revenues decreased from $6,680,126 in 1996 to $5,725,297 in 1997, a decrease of $954,829. Operating lease revenues declined by $1,276,330 due to lease terminations and sales of the related assets. This was partially offset by an increase in gains recognized on sales of assets. Gains on sales of lease assets increased from $790,390 in 1996 to $1,104,635 in 1997, an increase of $314,245.
Most of the assets sold were assets which had come off operating leases. The original cost of operating lease assets sold increased from $4,279,977 in 1996 to $22,978,803 in 1997.

The Partnership's operating expenses decreased by $1,126,244 compared to 1996. Combined, depreciation and amortization expenses decreased by $785,819. These decreases resulted from the lease terminations and asset sales noted above. Interest expense decreased compared to 1996 as a result of the debt repayments noted above.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1997 and December 31, 1996.

                       Income statements for the six and three month periods ended June 30, 1997 and 1996.

                       Statement of changes in partners' equity for the six months ended June 30, 1997.

                       Statements of cash flows for the six and three month periods ended June 30, 1997 and 1996.

                       Notes to the Financial Statements.

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

Date:
August 14, 1997

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                            By: ATEL Financial Corporation
                                General Partner of Registrant




                                     By:   /s/   A. J. BATT
                                          ---------------------------------
                                          A. J. Batt
                                          President and Chief Executive Officer
                                          of General Partner




                                     By:   /s/  DEAN L. CASH
                                          ---------------------------------
                                          Dean L. Cash
                                          Executive Vice President
                                          of General Partner




                            By:   /s/ F. RANDALL BIGONY
                                --------------------------------------------
                                F. Randall Bigony
                                Principal financial officer of registrant




                            By:   /s/ DONALD E.  CARPENTER
                                --------------------------------------------
                                Donald E.  Carpenter,
                                Principal accounting officer of
                                registrant