Form 10-Q
period 1997-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1997-11-13
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended September 30, 1997

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                  1997              1996
                                                  ----              ----
Cash and cash equivalents                           $332,521          $696,421

Accounts receivable                                  470,514           633,329

Investment in leases                              32,763,761        52,264,526
                                            ----------------- -----------------
                                                 $33,566,796       $53,594,276
                                            ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $7,778,056       $20,450,921
Lines of credit                                      500,000         1,500,000
Accounts payable:
   General Partner                                    91,674            74,487
   Equipment purchases                                     -            42,227
   Other                                             348,472           138,590
Accrued interest                                      40,475            96,904
Deposit due to lessee                                      -            97,772
Unearned operating lease income                      198,935           463,160
                                            ----------------- -----------------
Total liabilities                                  8,957,612        22,864,061

Partners' capital:
     General Partner                                  84,892            67,497
     Limited Partners                             24,524,292        30,662,718
                                            ----------------- -----------------
Total partners' capital                           24,609,184        30,730,215
                                            ----------------- -----------------
                                                 $33,566,796       $53,594,276
                                            ================= =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                           September 30,                       September 30,
Revenues:                                                       1997              1996              1997              1996
                                                                ----              ----              ----              ----
Lease revenues:
   Operating                                                    $5,420,170        $7,853,459        $1,508,791        $2,665,750
   Direct financing                                              1,014,640           927,152           447,483           333,657
   Leveraged                                                       186,039           141,398            62,013            47,132
   Gain on sales of assets                                       1,091,776         1,221,635           (12,859)          431,245
Other                                                                  724             9,285              (418)            6,684
Interest income                                                     22,310            17,507             5,352             5,842
                                                          ----------------- ----------------- ----------------- -----------------
                                                                 7,735,659        10,170,436         2,010,362         3,490,310
Expenses:
Depreciation and amortization                                    4,216,157         5,992,865           954,870         1,945,759
Interest                                                           822,510         1,389,409           140,931           402,743
Management fees                                                    506,568           793,726            93,261           310,428
Administrative cost reimbursements                                 229,871           192,711            89,615            76,017
Professional fees                                                   30,174            41,723            14,662            18,462
Provision for losses                                                57,231           102,796                 -            36,000
Other                                                              133,634            77,399            46,841            19,011
                                                          ----------------- ----------------- ----------------- -----------------
                                                                 5,996,145         8,590,629         1,340,180         2,808,420
                                                          ----------------- ----------------- ----------------- -----------------
Income before extraordinary item                                 1,739,514         1,579,807           670,182           681,890
Extraordinary gain on early extinguishment of debt                       -           112,546                 -           112,546
                                                          ----------------- ----------------- ----------------- -----------------
Net income                                                      $1,739,514        $1,692,353          $670,182          $794,436
                                                          ================= ================= ================= =================
Net income:
     General Partner                                               $17,395           $16,924            $6,702            $7,944
     Limited Partners                                            1,722,119         1,675,429           663,480           786,492
                                                          ----------------- ----------------- ----------------- -----------------
                                                                $1,739,514        $1,692,353          $670,182          $794,436
                                                          ================= ================= ================= =================
Income before extraordinary item per limited
   partnership unit                                                  $0.23             $0.21             $0.09             $0.09
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                                  -                 0.01              -                 0.01
                                                          ----------------- ----------------- ----------------- -----------------
Net income per Limited Partnership unit                              $0.23             $0.22             $0.09             $0.10
                                                          ================= ================= ================= =================


Weighted average number of units outstanding                     7,487,350         7,487,350         7,487,350         7,487,850

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                                    Limited Partners       General
                                        Units             Amount           Partner            Total
Balance December 31, 1996                 7,487,350       $30,662,718           $67,497       $30,730,215
Distributions to limited partners                          (7,860,545)                -        (7,860,545)
Net income                                                  1,722,119            17,395         1,739,514
                                   ----------------- ----------------- ----------------- -----------------
Balance September 30, 1997                7,487,350       $24,524,292           $84,892       $24,609,184
                                   ================= ================= ================= =================













                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                   Nine Months Ended                   Three Months Ended
                                                                     September 30,                       September 30,
                                                                     -------------                       -------------
                                                                1997              1996              1997              1996
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                      $1,739,514        $1,692,353          $670,182          $794,436
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                               4,216,157         5,992,865           954,870         1,945,759
     Leveraged lease income                                       (186,039)         (141,398)          (62,013)          (47,132)
     Gain on sales of assets                                    (1,091,776)       (1,221,635)           12,859          (431,245)
     Provision for losses                                           57,231           102,796                 -            36,000
     Extraordinary gain on early extinguishment of
        non-recourse debt                                                -          (112,546)                -          (112,546)
Changes in operating assets and liabilities:
   Accounts receivable                                             162,815            71,923         3,218,421           (88,738)
   Accounts payable, General Partner                                17,187            49,046            28,583           108,625
   Accounts payable, other                                         209,882            66,321           218,277           153,115
   Accrued interest                                                (56,429)           (7,239)          (13,338)          (24,604)
   Deposits due to lessees                                         (97,772)         (857,895)                -           (86,871)
   Unearned operating lease income                                (264,225)         (123,188)         (116,665)          (27,743)
                                                          ----------------- ----------------- ----------------- -----------------
Net cash from operations                                         4,706,545         5,511,403         4,911,176         2,219,056
                                                          ----------------- ----------------- ----------------- -----------------

Investing activities:
Purchase of equipment on operating leases                          (42,227)         (199,481)                -         1,370,272
Purchase of equipment on direct financing leases                   (77,518)       (2,274,344)                -        (1,375,395)
Reduction of net investment in direct financing
   leases                                                        1,955,389         2,183,351           528,711           463,883
Reduction of net investment in leveraged leases                    177,571            16,725                 -             3,718
Proceeds from sales of lease assets                             14,449,750         3,615,483            80,898         1,463,263
Principal payments received on notes receivable                          -           101,267                 -            33,756
                                                          ----------------- ----------------- ----------------- -----------------
Net cash (used in) provided by investing
   activities                                                   16,462,965         3,443,001           609,609         1,959,497
                                                          ----------------- ----------------- ----------------- -----------------

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                   Nine Months Ended                   Three Months Ended
                                                                     September 30,                       September 30,
                                                                     -------------                       -------------
                                                                1997              1996              1997              1996
                                                                ----              ----              ----              ----
Financing activities:
Proceeds of non-recourse debt                                            -         2,847,801                 -         2,847,801
Repayment of non-recourse debt                                 (12,672,865)       (5,817,677)       (2,822,170)       (2,650,037)
Borrowings under lines of credit                                   500,000         4,000,000           500,000         1,500,000
Repayments of lines of credit                                   (1,500,000)       (3,000,000)         (500,000)       (3,000,000)
Distributions to limited partners                               (7,860,545)       (7,773,292)       (2,619,388)       (2,623,777)
Repurchase of units                                                      -            (2,929)                -                 -
                                                          ----------------- ----------------- ----------------- -----------------
Net cash used in financing activities                          (21,533,410)       (9,746,097)       (5,441,558)       (3,926,013)
                                                          ----------------- ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                    (363,900)         (791,693)           79,227           252,540
Cash and cash equivalents at beginning of
   period                                                          696,421         1,355,258           253,294           311,025
                                                          ----------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                        $332,521          $563,565          $332,521          $563,565
                                                          ================= ================= ================= =================


Supplemental disclosures of cash flow
   information:

Cash paid for interest                                            $878,939        $1,415,797          $154,269          $488,471
                                                          ================= ================= ================= =================

Supplemental disclosure of non-cash
   transactions:
Gain on extinguishment of non-recourse debt                                         $112,546                            $112,546
                                                                            =================                   =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


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

2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-
                                         December 31,                         Amortization      ifications &     September 30,
                                             1996            Additions         of Leases        Dispositions          1997
                                             ----            ---------         ---------      - -------------         ----
Net investment in operating
   leases                                    $33,943,386                         ($3,593,640)     ($12,955,014)      $17,394,732
Net investment in direct
   financing leases                           11,855,610           $77,518        (1,955,389)         (357,675)        9,620,064
Net investment in leveraged
   leases                                      4,844,014                 -             8,468                 -         4,852,482
Equipment held for sale or lease                  16,464                 -                 -           (16,464)                -
Residual value interests                         610,878                 -                 -           (28,821)          582,057
Initial direct costs, net of
   accumulated amortization of
   $1,222,149 in 1997 and
   $1,365,512 in 1996                          1,300,152                 -          (622,517)                -           677,635
Reserve for losses                              (305,978)          (57,231)                -                 -          (363,209)
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                             $52,264,526           $20,287       ($6,163,078)     ($13,357,974)      $32,763,761
                                      =================== ================= ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 1997, equipment on operating leases consists of the following:

                                           Balance                                                                  Balance
                                         December 31,     Acquisitions, Dispositions & Reclassifications         September 30,
                                             1996           1st Quarter       2nd Quarter     3rd Quarter             1997
                                             ----           -----------       -----------     -----------             ----
Transportation                               $21,497,670       ($7,105,011)         ($26,223)      ($1,248,000)      $13,118,436
Corporate aircraft                             9,635,969        (1,890,000)                -                 -         7,745,969
Printing                                       4,393,249                 -                 -                 -         4,393,249
Other                                          4,726,040                 -        (1,708,303)          (14,619)        3,003,118
Manufacturing                                  1,587,670                 -                 -                 -         1,587,670
Mining                                         4,347,960                 -        (3,347,960)                -         1,000,000
Ground support equipment                       1,127,988                 -                 -          (274,730)          853,258
Data processing                                  851,561                 -                 -                 -           851,561
Office equipment                                 216,080                 -                 -                 -           216,080
Construction equipment                         4,985,297                 -        (4,985,297)                -                 -
Materials handling                             3,915,999                 -        (3,915,999)                -                 -
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                              57,285,483        (8,995,011)      (13,983,782)       (1,537,349)       32,769,341
Accumulated depreciation                     (23,342,097)        3,234,447         4,647,253            85,788       (15,374,609)
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                             $33,943,386       ($5,760,564)      ($9,336,529)      ($1,451,561)      $17,394,732
                                      =================== ================= ================= ================= =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At September 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                        Direct
                                         Operating     Financing       Total
                                         ---------     ---------       -----
Three months ending December 31, 1997    $1,431,008      $985,087    $2,416,095
        Year ending December 31, 1998     3,905,942     3,621,257     7,527,199
                                 1999     3,003,855     2,579,270     5,583,125
                                 2000     1,731,571     1,652,153     3,383,724
                                 2001     1,202,728     1,128,109     2,330,837
                           Thereafter     1,501,292       580,737     2,082,029
                                       ------------- ------------- -------------
                                        $12,776,396   $10,546,613   $23,323,009
                                       ============= ============= =============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.04% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1997 are as follows:

                                         Principal     Interest      Total
                                         ---------     --------      -----
Three months ending December 31, 1997     $838,057     $160,351     $998,408
        Year ending December 31, 1998    2,305,286      458,329    2,763,615
                                 1999    2,045,296      287,129    2,332,425
                                 2000    1,535,205      151,656    1,686,861
                                 2001      697,282       56,062      753,344
                           Thereafter      356,930       22,731      379,661
                                       ------------ ------------ ------------
                                        $7,778,056   $1,136,258   $8,914,314
                                       ============ ============ ============


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

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                               1997              1996
                                               ----              ----
Incentive and equipment management fees          $506,568          $793,726
Administrative cost reimbursements                229,871           192,711
                                         ----------------- -----------------
                                                 $736,439          $986,437
                                         ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

At September 30, 1997, the Partnership had $500,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's primary source of liquidity during 1997 was proceeds from sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 1997, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of approximately $7,778,000. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1998.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1997, there were no such commitments.

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

1997 vs. 1996:
Nine months:

During the first nine months of 1997, the primary source of operating cash flows was operating lease revenues. Total lease revenues decreased by $2,301,160 compared to 1996.

In 1997 and 1996, the most significant source cash flows from investing activities was the proceeds from the sales of assets. Proceeds from asset sales and the use of cash for asset acquisitions are not comparable to prior periods nor are they expected to be comparable to future periods.

In 1997, the only source of cash from financing activities was borrowings under the line of credit. In 1996 , proceeds from non-recourse debt and borrowings under the line of credit were the only sources of financing cash flows. Cash used to repay non-recourse debt has increased due to both scheduled and unscheduled debt reductions. Distributions to Limited Partners have not changed significantly.


Three months:

The primary source of cash from operations for the third quarter was lease rents. Lease rents have decreased from the prior year due to asset sales during the preceding twelve months.

The investing sources of cash in 1997 were the same as noted above for the nine month period. Amounts of cash used for purchases of assets is not comparable nor is it expected to be comparable from one period to another.

In 1997, the only source of cash from financing activities was borrowings under the line of credit. In 1996, proceeds from non-recourse debt and borrowings under the line of credit were the Partnership's only financing sources of cash.


Results of Operations

Operations in 1996 resulted in net income of $1,692,353 for the nine month period and $794,436 for the three month period. In 1997, operations resulted in net income of $1,739,514 for the nine month period and $670,182 for the three month period.

1997 vs. 1996:

Operating lease revenues have decreased due to sales of leased assets during the last twelve months. Revenues from financing and leveraged leases have not changed significantly compared to 1996.

Depreciation expense is directly related to the amounts of operating lease assets and has decreased from 1996 to 1997 as a result of sales of operating lease assets over the last year. Management fees are related to the amounts of lease revenues and distributions to Limited Partners. As assets have been sold, lease revenues have decreased and as a result, management fees have also decreased.

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

Item 5.    OTHER INFORMATION.

            Inapplicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Documents filed as a part of this report
         1. Financial Statements Included in Part I of this report:

            Balance  Sheets,  September  30, 1997 and December 31, 1996.

            Income statements for the nine and three month periods ended September 30, 1997 and 1996.

            Statement of changes in partners' equity for the nine month period ended September 30, 1997.

            Statements of cash flows for the nine and three month periods ended September 30, 1997 and 1996.

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

Date:
November 12, 1997

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                                  By: ATEL Financial Corporation
                                      General Partner of Registrant




                            By:   /s/   A. J. BATT
                                 -----------------------------------
                                 A. J. Batt
                                 President and Chief Executive Officer
                                 of General Partner




                             By:   /s/  DEAN L. CASH
                                  -----------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




                             By:  /s/  F. RANDALL BIGONY
                                 --------------------------------------
                                 F. Randall Bigony
                                 Principal financial officer of
                                 registrant




                             By:  /s/  DONALD E. CARPENTER
                                 --------------------------------------
                                 Donald E. Carpenter
                                 Principal accounting officer of
                                 registrant