Form 10-K
period 1997-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1998-03-31
CIK 879812

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1997

                                        OR

              |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
                   (no fee required) For the transition period from ____ to ____

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

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1997, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

In 1995, no single lessee generated more than 10% of the Partnership's total lease revenues. During 1997 and 1996, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee             Type of Equipment    1997    1996
          ------             -----------------    ----    ----
ARR, Inc.                    Corporate aircraft    18%    11%
Treasure Chest Advertising   Printing              15%     *
Union Tank Car Company       Railroad Boxcars      14%     *

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

Equipment Dispositions:

Through December 31, 1997, the Partnership has disposed of certain leased assets as set forth below:

                        Original
                      Equipment Cost,                       Excess of
          Type of       Excluding                           Rents Over
         Equipment   Acquisition Fees    Sale Price         Expenses *
         ---------   ----------------    ----------         ----------
Transportation          $21,732,742        $15,170,027       $14,883,749
Mining                   15,652,470          9,619,382         9,275,053
Aircraft                  6,944,918          6,218,053         6,008,114
Furniture & fixtures      2,774,616          1,516,388         1,497,571
Materials handling        1,043,177            309,456         1,175,267
Miscellaneous               561,559            219,680           441,883
                      --------------   ----------------   ---------------
                        $48,709,482        $33,052,986       $33,281,637
                      ==============   ================   ===============

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1997 and the industries to which the assets have been leased.

                                                    Purchase price excluding   Percentage of total
        Asset types                                     acquisition fees          acquisitions
        -----------                                     ----------------          ------------
Mining, coal                                              $14,128,747                     12.99%
Transportation, over-the-road tractors and trailers        13,883,569                     12.77%
Manufacturing, chemicals                                   11,660,769                     10.72%
Transportation, rail cars                                  10,153,696                      9.34%
Earth moving                                                9,951,241                      9.15%
Railroad locomotives                                        8,799,216                      8.09%
Printing                                                    6,819,075                      6.27%
Aircraft, executive, helicopter                             6,250,969                      5.75%
Aircraft, executive, fixed wing                             5,275,000                      4.85%
Furniture and fixtures                                      5,102,534                      4.69%
Office automation                                           3,260,769                      3.00%
Transportation , intermodal containers                      3,001,930                      2.76%
Manufacturing, other                                        1,068,548                      0.98%
Other                                                       9,378,817                      8.64%
                                                      ----------------           ---------------
                                                         $108,734,880                    100.00%
                                                      ================           ===============

                                                    Purchase price excluding   Percentage of total
        Asset types                                     acquisition fees          acquisitions
        -----------                                     ----------------          ------------
Transportation, rail                                      $16,712,912                     15.37%
Mining                                                     14,216,044                     13.07%
Manufacturing, chemicals                                   11,891,174                     10.94%
Manufacturing, medical instruments                          9,635,969                      8.86%
Primary metals                                              9,237,803                      8.50%
Retail, foods                                               7,482,170                      6.88%
Printing                                                    6,819,075                      6.27%
Manufacturing, other                                        4,818,181                      4.43%
Transportation, other                                       4,129,918                      3.80%
Manufacturing, auto/truck                                   3,253,000                      2.99%
Retail, restaurant                                          3,197,356                      2.94%
Oil and gas                                                 2,760,175                      2.54%
Retail, apparel                                             2,353,608                      2.16%
Other                                                      12,227,495                     11.25%
                                                      ----------------           ---------------
                                                         $108,734,880                    100.00%
                                                      ================           ===============

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1997, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 1997, a total of 5,123 investors were record holders of Units in the Partnership.

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

The rate for each of the monthly distributions from 1997 operations was $.11666 per Unit. The distributions were made in February 1997 through December 1997 and in January 1998. For each of the quarterly distributions (made in April, July and October 1997 and in January 1998) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1997.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                  1997            1996            1995            1994            1993
                                                  ----            ----            ----            ----            ----
Distributions of net income                          $0.51            $0.30           $0.11          $0.19           $0.26
Return of investment                                  0.89             1.09            1.19           1.10            0.90
                                            --------------- ---------------- --------------- -------------- ---------------
Distributions per unit                                1.40             1.39            1.30           1.29            1.16
Differences due to timing of distributions            -                0.01            -              0.01            0.04
                                            --------------- ---------------- --------------- -------------- ---------------
Nominal distribution rates from above                $1.40            $1.40           $1.30          $1.30           $1.20
                                            =============== ================ =============== ============== ===============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                      1997            1996            1995            1994            1993
                                                      ----            ----            ----            ----            ----
Gross revenues                                      $11,280,196      $13,239,354     $13,588,760    $13,143,213     $10,471,860
Net income                                           $3,833,683       $2,266,613        $799,204     $1,413,416      $1,934,762
Weighted average Limited Partner
   Units (Units) outstanding                          7,487,350        7,487,725       7,485,850      7,495,350       7,456,730
Net income per Unit, based on
   weighted average Units outstanding                     $0.51            $0.30           $0.11          $0.19           $0.26
Distributions per Unit, based on
   weighted average Units outstanding                     $1.40            $1.39           $1.30          $1.29           $1.16
Total Assets                                        $31,785,523      $53,594,276     $66,139,691    $73,343,357     $74,925,882
Non-recourse Debt                                    $6,939,999      $20,450,921     $25,298,767    $22,648,573     $15,871,292
Total Partners' Capital                             $24,082,598      $30,730,215     $38,859,760    $47,818,325     $56,078,027

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit (which has been increased to $105,000,000 through March 31, 1998) with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1998. At December 31, 1997, the Partnership had no borrowings under this line of credit and the remaining availability was $17,754,812.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1997, there were no commitments to purchase lease assets.

As of December 31, 1997 cash balances consisted of working capital and amounts reserved for distributions in 1998.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 1997, the Partnership had borrowed approximately $38,342,000 with remaining unpaid balances of approximately $6,940,000. The Partnership's expected long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

Cash flows:

                       1997 vs. 1996:

Cash flows from operations decreased by $1,793,956 compared to 1996. Operating lease revenues are the primary source of cash flows from operations and they decreased by $3,650,003.

In 1997, the Partnership's primary source of cash from investing activities was the proceeds from sales of lease assets. Proceeds from the sales of such assets increased by over $16,000,000 compared to 1996. Of the proceeds from sales of assets, approximately $7,682,000 was used to pay off non-recourse debt (over and above the amounts of debt that had been scheduled for repayment in 1997). See additional discussion regarding asset sales under the caption "Results of Operations".


In 1997, borrowings under the line of credit was the only source of cash from financing activities. The primary uses of such cash flows were the repayments of non-recourse debt and distributions to the limited partners.

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

Results of Operations:

Based on the lease assets owned and lease contracts in place at December 31, 1997, lease rents are expected to decrease by about $3,496,000 in 1998. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Over the next five years, lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

                       1997 vs. 1996:

In 1997, total revenues declined by $1,959,158. Sales of assets under operating leases resulted in decreased operating lease revenues of $3,650,003. The decrease was partially offset by an increase in gains recognized on sales of lease assets. These gains increased by $1,628,720. The increase resulted from increased sales of assets under operating leases. Assets sold (at original cost) increased from $9,193,400 in 1996 to $31,795,483 in 1997.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased compared to 1996 as a result of the sales of operating lease assets noted above.

A significant portion of the assets sold during 1997 had been financed with non-recourse debt. The assets were sold subject to that debt. The reduction of the Partnership's debt balances resulted in a decrease in interest expense compared to 1996.

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


Impact of the Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Partnership believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. The Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the Partnership is communicating to these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 25.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund IV, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund IV, L.P. as of December 31, 1997 and 1996 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                        ERNST & YOUNG LLP
San Francisco, California
February 4, 1998

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                      1997            1996
                                                      ----            ----
Cash and cash equivalents                            $3,990,096        $696,421

Accounts receivable                                     419,938         633,329

Investments in equipment and leases                  27,375,489      52,264,526
                                                 --------------- ---------------
Total assets                                        $31,785,523     $53,594,276
                                                 =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $6,939,999     $20,450,921

Bank line of credit                                           -       1,500,000

Accounts payable:
     Other                                              195,827         138,590
     General Partner                                     44,860          74,487
     Equipment purchases                                      -          42,227

Deposits due to lessees                                       -          97,772

Accrued interest payable                                 31,916          96,904

Unearned lease income                                   490,323         463,160
                                                 --------------- ---------------
Total liabilities                                     7,702,925      22,864,061

Partners' capital:
     General Partner                                    105,834          67,497
     Limited Partners                                23,976,764      30,662,718
                                                 --------------- ---------------
Total partners' capital                              24,082,598      30,730,215
                                                 --------------- ---------------
Total liabilities and partners' capital             $31,785,523     $53,594,276
                                                 =============== ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     1997            1996            1995
                                                                     ----            ----            ----
Revenues:
Leasing activities:
  Operating leases                                                   $6,558,582    $10,208,585     $11,860,098
  Direct financing leases                                             1,253,302      1,236,764         843,536
  Leveraged leases                                                      186,094        188,531         194,916
  Gain on sales of assets                                             3,203,666      1,574,946         615,042
Interest income                                                          76,281         18,901          69,466
Other                                                                     2,271         11,627           5,702
                                                                ---------------- -------------- ---------------
                                                                     11,280,196     13,239,354      13,588,760
Expenses:
Depreciation and amortization                                         4,846,725      7,849,010       8,740,231
Interest expense                                                        971,628      1,858,316       1,960,823
Equipment and incentive management fees to General Partner              810,055        821,328         872,374
Provision for losses and impairments                                    321,876        135,965         679,634
Administrative cost reimbursements to General Partner                   303,642        275,778         349,663
Other                                                                   156,841         98,471         110,466
Professional fees                                                        35,746         46,419          76,365
                                                                ---------------- -------------- ---------------
                                                                      7,446,513     11,085,287      12,789,556
                                                                ---------------- -------------- ---------------
Income before extraordinary item                                      3,833,683      2,154,067         799,204
Extraordinary gain on early extinguishment of debt                            -        112,546               -
                                                                ---------------- -------------- ---------------
Net income                                                           $3,833,683     $2,266,613        $799,204
                                                                ================ ============== ===============

Net income:
     General Partner                                                    $38,337        $22,666          $7,992
     Limited Partners                                                 3,795,346      2,243,947         791,212
                                                                ---------------- -------------- ---------------
                                                                     $3,833,683     $2,266,613        $799,204
                                                                ================ ============== ===============

Income before extraordinary item per limited partnership unit             $0.51          $0.28           $0.11
Extraordinary gain on early extinguishment of debt per limited
   partnership unit                                                        -              0.02            -
                                                                ---------------- -------------- ---------------
Net income per Limited Partnership unit                                   $0.51          $0.30           $0.11
                                                                ================ ============== ===============

Weighted average number of units outstanding                          7,487,350      7,487,725       7,485,850


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          Limited Partners         General
                                                                      Units          Amount         Partner          Total

Balance December 31, 1994                                              7,492,850     $47,781,486        $36,839     $47,818,325
Other syndication costs to affiliates                                                     (5,368)                        (5,368)
Repurchase of units                                                       (4,000)        (15,501)                       (15,501)
Distributions to limited partners ($1.30  per Unit)                                   (9,736,900)                    (9,736,900)
Net income                                                                               791,212          7,992         799,204
                                                                 ---------------- --------------- -------------- ---------------
Balance December 31, 1995                                              7,488,850      38,814,929         44,831      38,859,760

Repurchase of units                                                       (1,500)         (2,929)                        (2,929)
Distributions to limited partners ($1.39  per Unit)                                  (10,393,229)                   (10,393,229)
Net income                                                                             2,243,947         22,666       2,266,613
                                                                 ---------------- --------------- -------------- ---------------
Balance December 31, 1996                                              7,487,350      30,662,718         67,497      30,730,215
Distributions to limited partners ($1.40  per Unit)                                  (10,481,300)             -     (10,481,300)
Net income                                                                             3,795,346         38,337       3,833,683
                                                                 ---------------- --------------- -------------- ---------------
Balance December 31, 1997                                              7,487,350     $23,976,764       $105,834     $24,082,598
                                                                 ================ =============== ============== ===============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     1997            1996            1995
                                                                     ----            ----            ----
Operating activities:
Net income                                                           $3,833,683     $2,266,613        $799,204
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                    4,846,725      7,849,010       8,740,231
     Leveraged lease income                                            (186,094)      (168,088)              -
     Gain on sales of assets                                         (3,203,666)    (1,574,946)       (615,042)
     Provision for losses and impairments                               321,876        135,965         679,634
     Extraordinary gain on early extinguishment of debt                       -       (112,546)              -
     Changes in operating assets and liabilities:
        Accounts receivable                                             213,391         48,878         (13,527)
        Notes receivable                                                      -        135,022         135,021
        Accounts payable, General Partner                               (29,627)      (141,860)       (915,671)
        Accounts payable, other                                          57,237        (63,052)        164,185
        Deposits due to lessees                                         (97,772)      (886,441)              -
        Accrued interest payable                                        (64,988)       (26,725)         (7,314)
        Unearned operating lease income                                  27,163         50,054        (135,828)
                                                                ---------------- -------------- ---------------
Net cash provided by operating activities                             5,717,928      7,511,884       8,830,893

Investing activities:
Proceeds from sales of lease assets                                  20,594,019      4,376,555       2,722,954
Reductions in net investment in direct financing leases               2,593,695      2,991,035       2,189,178
Purchases of equipment on direct financing leases                       (77,518)    (1,749,600)     (2,471,512)
Purchases of equipment on operating leases                              (42,227)      (157,253)     (9,721,435)
Initial direct lease costs paid to affiliate                                  -              -        (258,268)
Reductions in net investment in leveraged leases                              -              -         194,916
Purchase of residual value interests                                          -              -        (175,974)
                                                                ---------------- -------------- ---------------
Net cash provided by (used in) investing activities                  23,067,969      5,460,737      (7,520,141)

Financing activities:
Repayment of non-recourse debt                                      (13,510,922)    (7,583,101)     (6,750,703)
Distributions to limited partners                                   (10,481,300)   (10,393,229)     (9,736,900)
Repayments of borrowings under line of credit                        (2,000,000)    (3,000,000)     (3,798,001)
Borrowings under line of credit                                         500,000      4,500,000       3,798,001
Proceeds of non-recourse debt                                                 -      2,847,801       9,400,897
Units repurchased                                                             -         (2,929)        (15,501)
Payment of syndication costs to General Partner                               -              -          (5,368)
                                                                ---------------- -------------- ---------------
Net cash used in financing activities                               (25,492,222)   (13,631,458)     (7,107,575)
                                                                ---------------- -------------- ---------------

Net increase (decrease) in cash and cash equivalents                  3,293,675       (658,837)     (5,796,823)
Cash and cash equivalents at beginning of period                        696,421      1,355,258       7,152,081
                                                                ---------------- -------------- ---------------
Cash and cash equivalents at end of period                           $3,990,096       $696,421      $1,355,258
                                                                ================ ============== ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     1997            1996            1995
                                                                     ----            ----            ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                               $1,036,616     $1,885,041      $1,960,823
                                                                ================ ============== ===============

Supplemental disclosure of non-cash transactions:

Operating lease assets reclassified to direct financing leases       $1,427,137     $2,339,000
Less accumulated depreciation                                          (864,783)      (678,551)
                                                                ---------------- --------------
                                                                       $562,354     $1,660,449
                                                                ================ ==============
Operating lease assets reclassified to assets held for
   sale or lease                                                       $834,545
Less accumulated depreciation                                          (719,851)
                                                                ----------------
                                                                       $114,694
                                                                ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1997, the original terms of the leases ranged from three months to ten years.

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

                                DECEMBER 31, 1997


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                          1997         1996
                                                          ----         ----
Financial statement basis of net assets                 $24,082,598  $30,730,215
Tax basis of net assets                                  16,870,296   13,811,870
                                                        -----------  -----------
Difference                                               $7,212,302  $16,918,345
                                                        ===========  ===========

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                   1997            1996
                                                   ----            ----
Net income per financial statements               $3,833,683      $2,266,613
Adjustment to depreciation expense                (5,158,206)     (6,410,079)
Extraordinary gain on extinguishment of debt               -        (112,546)
Adjustments to revenues                           14,542,373       5,221,989
Provision for losses                                 321,876         135,965
                                              --------------- ---------------
Net income per federal tax return                $13,539,726      $1,101,942
                                              =============== ===============

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1997.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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


3. Investments in equipment and leases:

As of December 31, 1997, the Partnership's investments in equipment and leases consist of the following:

                                                                                   Depreciation
                                                                                   Expense or       Reclass-
                                                                                  Amortization   ifications or
                                                      1996          Additions       of Leases     Dispositions        1997
                                                      ----          ---------       ---------    --------------       ----
Net investment in operating leases                  $33,943,386                      ($4,117,378)  ($16,659,156)    $13,166,852
Net investment in direct financing leases            11,855,610          $77,518      (2,593,695)      (536,306)      8,803,127
Net investment in leveraged leases                    4,844,014                -         186,094       (307,215)      4,722,893
Residual value interests                                610,878                -               -        (28,821)        582,057
Assets held for lease or sale                            16,464                -               -        114,694         131,158
Reserve for losses                                     (305,978)        (321,876)              -              -        (627,854)
Initial direct costs, net of accumulated
   amortization of $1,022,825 in 1997
   and $1,365,512 in 1996                             1,300,152                -        (729,347)        26,451         597,256
                                                 --------------- ---------------- --------------- -------------- ---------------
                                                    $52,264,526        ($244,358)    ($7,254,326)  ($17,390,353)    $27,375,489
                                                 =============== ================ =============== ============== ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1996, additions and dispositions during 1997 and as of December 31, 1997:

                                                                 Reclass-
                                                              ifications or
                                   1996          Additions     Dispositions        1997
                                   ----          ---------    --------------       ----
Transportation                    $21,497,670                   ($16,084,886)     $5,412,784
Construction                        4,985,297                              -       4,985,297
Printing                            4,393,249                              -       4,393,249
Corporate aircraft                  9,635,969                     (7,165,000)      2,470,969
Materials handling                  3,915,999                     (1,526,173)      2,389,826
Other                               4,726,040                     (2,671,464)      2,054,576
Manufacturing                       1,587,670                              -       1,587,670
Ground support                      1,127,988                              -       1,127,988
Data processing                       851,561                              -         851,561
Office equipment                      216,080                              -         216,080
Mining                              4,347,960                     (4,347,960)              -
                              ---------------- -------------- --------------- ---------------
                                   57,285,483                    (31,795,483)     25,490,000
Less accumulated depreciation     (23,342,097)    ($4,117,378)    15,136,327     (12,323,148)
                              ---------------- -------------- --------------- ---------------
                                  $33,943,386     ($4,117,378)  ($16,659,156)    $13,166,852
                              ================ =============== ============== ===============

Direct financing leases:

As of December 31, 1997, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1997 and 1996:

                                                                 1997            1996
                                                                 ----            ----
Total minimum lease payments receivable                          $9,541,937    $12,419,284
Estimated residual values of leased equipment (unguaranteed)      3,159,042      2,827,353
                                                            ---------------- --------------
Investment in direct financing leases                            12,700,979     15,246,637
Less unearned income                                             (3,897,852)    (3,391,027)
                                                            ---------------- --------------
Net investment in direct financing leases                        $8,803,127    $11,855,610
                                                            ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

At December 31, 1997, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                                Direct
              Year ending     Operating        Financing
             December 31,       Leases          Leases           Total
                      1998      $3,307,955       $3,601,668      $6,909,623
                      1999       2,566,098        2,579,270       5,145,368
                      2000       1,753,323        1,652,153       3,405,476
                      2001       1,200,682        1,128,109       2,328,791
                      2002         862,162          557,077       1,419,239
                Thereafter         630,710           23,660         654,370
                            --------------- ---------------- ---------------
                               $10,320,930       $9,541,937     $19,862,867
                            =============== ================ ===============

Leveraged leases:

As of December 31, 1997, investment in leveraged leases consists of an air separation plant and materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1997 and 1996:

                                                                        1997            1996
                                                                        ----            ----
Aggregate rentals receivable                                            $3,932,524     $5,662,595
Less aggregate principal and interest payable on non-recourse loans     (1,467,987)    (3,020,486)
Estimated residual value of leased assets                                3,058,424      3,188,067
Less unearned income                                                      (800,068)      (986,162)
                                                                   ---------------- --------------
Net investment in leveraged leases                                      $4,722,893     $4,844,014
                                                                   ================ ==============


4.  Non-recourse debt:

At December 31, 1997 and 1996, non-recourse debt, other than that related to leveraged leases which are accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.25% to 8.98%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1997, the carrying value of the pledged assets is approximately $9,130,279. The notes mature from 1998 through 2002.

Future minimum payments of non-recourse debt are as follows:

              Year ending
             December 31,    Principal        Interest          Total
                     1998      $2,305,286         $458,329      $2,763,615
                     1999       2,045,296          287,129       2,332,425
                     2000       1,535,205          151,656       1,686,861
                     2001         697,282           56,062         753,344
                     2002         356,930           22,731         379,661
                           --------------- ---------------- ---------------
                               $6,939,999         $975,907      $7,915,906
                           =============== ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1997, 1996 and 1995:

                                                       1997            1996            1995
                                                       ----            ----            ----

Incentive and equipment management fees                  $810,055       $821,328        $872,374

Administrative costs reimbursed to General
   Partner                                                303,642        275,778         349,663

Acquisition  fees equal to 3.5% of the equipment
   purchase price, for evaluating and  selecting
   equipment to be acquired (not to exceed
   approximately  4.75% of  Gross Proceeds,
   included in property on   operating leases)                  -              -         258,268
                                                  ---------------- -------------- ---------------
                                                       $1,113,697     $1,097,106      $1,480,305
                                                  ================ ============== ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


6.  Partners' capital:

As of December 31, 1997, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

The Partnership Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

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

There were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                          1997            1996            1995
                                          ----            ----            ----
 Chemicals manufacturing                   18%             13%             *
 Miscellaneous manufacturing               14%              *              *
 Printing and publishing                   13%              *              *
 Mining                                     *              15%            17%
 Medical supplies manufacturing             *              11%            12%
 Retail                                     *               *             10%


                             *  Less than 10%.

During 1997, three customer comprised 18%, 15% and 14% of the Partnership's revenues from leases. During 1996, one customer comprised 11% of the Partnership's revenues from leases. During 1995, no customers comprised more than 10% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement (which has been increased to $105,000,000 through March 31, 1998) with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.


During 1997, the Partnership had borrowed $500,000 under the line of credit. Repayments on the line of credit were $2,000,000 during 1997. No amount remained outstanding as of December 31, 1997.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1997. At December 31, 1997, $17,754,812 was available under this agreement.


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

Assets at cost                                                      $2,353,608
Accumulated depreciation at June 30, 1996                           (1,100,312)
                                                               ----------------
Book value of lease assets at June 30, 1996                          1,253,296
Reserve for impairment                                                (544,126)
                                                               ----------------
Carrying value at June 30, 1996                                        709,170
Deposits from lessee retained by Partnership                           (86,870)
                                                               ----------------
Excess of carrying value over deposits from lessee                     622,300
Gross sales proceeds                                                 1,104,241
                                                               ----------------
Gain on sale of assets                                                $481,941
                                                               ================

Non-recourse debt                                                   $1,212,302
Gross sales proceeds used to extinguish non-recourse debt           (1,099,756)
                                                               ----------------
Extraordinary gain on extinguishment of debt                          $112,546
                                                               ================

Gross sales proceeds                                                $1,104,241
Gross sales proceeds used to extinguish non-recourse debt           (1,099,756)
                                                               ----------------
Net cash proceeds to Partnership                                        $4,485
                                                               ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


10. Fair value of financial instruments:

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

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1997 is $6,745,592.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive
                           Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director,
                           President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony          Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Russell H. Wilder, age 43, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 36, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid for the years ended December 31, 1997, 1996 and 1995 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.


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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 1997, 1996 and 1995.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

The Partnership owned a one-half undivided interest in the Falcon 50 aircraft on lease to ARR, Inc., a subsidiary of U. S. Surgical, see Item 1 under the caption "Equipment Leasing Activities". The Partnership's interest in the asset was purchased from an unrelated third party on the same terms as that of the affiliated partnership (ATEL Cash Distribution Fund III) which owned the remaining one-half interest. The term of the lease was seven years and was scheduled to expire in September 1999. The monthly lease rent from this lease was $57,439. The aircraft was sold to the lessee in October 1997.


The Partnership also owned a 70% undivided interest in the Boeing 727 executive aircraft on lease to DJ Aerospace (Bermuda) Ltd. The Partnership's interest was purchased from an unrelated third party on the same terms as that of the affiliated partnership, ATEL Cash Distribution Fund II which owned the remaining 30%. The aircraft was sold to the lessee on January 2, 1997.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                        (a)  Financial Statements and Schedules

                               1. Financial  Statements  Included  in Part II of
                                  this report:

                                  Balance Sheets at December 31, 1997 and 1996
                                  Statements of Income for the years ended December 31, 1997, 1996 and 1995 Statements of Changes in Partners' Capital for the years ended December 31, 1997,
                                     1996 and 1995
                                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

                               2. Financial Statement Schedules
                                  Allschedules  for which  provision  is made in
                                     the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        (b)  Reports on Form 8-K for the fourth quarter of 1997
                                  None

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



                             Date:3/27/1998

                                   ATEL Cash Distribution Fund IV, L.P.
                               (Registrant)


          By:  ATEL Financial Corporation,
               General Partner of Registrant



                         By:  /s/  A. J. Batt
                              ------------------------------------------------
                              A. J. Batt,
                              President and Chief Executive Officer of
                              ATEL Financial Corporation (General
                              Partner)




                         By:   /s/ Dean Cash
                              ------------------------------------------------
                              Dean Cash,
                              Executive Vice President of ATEL
                              Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                            CAPACITIES             DATE



             /s/ A. J. Batt        President, chairman and chief   3/27/1998
---------------------------------- executive officer of ATEL
               A. J. Batt          Financial Corporation



              /s/ Dean Cash        Executive vice president and    3/27/1998
---------------------------------- director of ATEL Financial
                Dean Cash          Corporation



          /s/ F. Randall Bigony    Principal financial officer     3/27/1998
---------------------------------- of registrant; principal
            F. Randall Bigony      financial officer of ATEL
                                   Financial Corporation



         /s/ Donald E. Carpenter   Principal accounting officer    3/27/1998
---------------------------------- of registrant; principal
           Donald E. Carpenter     accounting officer of ATEL
                                   Financial Corporation