Form 10QSB
period 1998-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1998-05-15
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934.
                 For the quarterly period ended March 31, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 1998
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                           $2,551,981

Accounts receivable                                                    340,650

Investments in leases                                               26,029,050
                                                                ---------------
Total assets                                                       $28,921,681
                                                                ===============


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                   $6,378,976
Accounts payable:
     General Partner                                                    91,183
     Other                                                             170,019
Accrued interest payable                                                28,623
Unearned operating lease income                                        439,843
                                                                ---------------
Total liabilities                                                    7,108,644

Partners' capital:
     General Partner                                                   109,324
     Limited Partners                                               21,703,713
                                                                ---------------
Total partners' capital                                             21,813,037
                                                                ---------------
Total liabilities and partners' capital                            $28,921,681
                                                                ===============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                 1998             1997
                                                 ----             ----
Revenues:
Leasing activities:
   Operating leases                               $904,403       $2,295,887
   Direct financing leases                         295,608          292,127
   Leveraged leases                                 46,872           62,013
   Gain on sale of assets                           31,132          527,355
Interest                                            33,439           10,242
Other                                                3,042            1,142
                                            ---------------  ---------------
                                                 1,314,496        3,188,766
                                            ---------------  ---------------
Expenses:
Depreciation and amortization                      613,784        1,748,461
Interest                                           128,412          433,375
Equipment and incentive management fees
   to General Partner                              110,081          205,025
Administrative cost reimbursements to
   General Partner                                  78,798           69,901
Other                                               18,094           20,405
Provision for losses                                13,145           31,888
Professional fees                                    3,138            4,871
                                            ---------------  ---------------
                                                   965,452        2,513,926
                                            ---------------  ---------------
Net income                                        $349,044         $674,840
                                            ===============  ===============

Net income:
     General Partner                                $3,490           $6,748
     Limited Partners                              345,554          668,092
                                            ---------------  ---------------
                                                  $349,044         $674,840
                                            ===============  ===============
Net income per Limited Partnership unit              $0.05            $0.09
Weighted average number of units outstanding     7,487,350        7,487,350

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1998
                                   (Unaudited)

                                                   Limited Partners     General
                                       Units            Amount          Partner           Total

Balance December 31, 1997                7,487,350      $23,976,764        $105,834      $24,082,598
Distributions to limited partners                        (2,618,605)              -       (2,618,605)
Net income                                                  345,554           3,490          349,044
                                  ----------------- ---------------- ---------------  ---------------
Balance March 31, 1998                   7,487,350      $21,703,713        $109,324      $21,813,037
                                  ================= ================ ===============  ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                            1998             1997
                                                                            ----             ----
Operating activities:
Net income                                                                   $349,044         $674,840
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                              613,784        1,748,461
   Leveraged lease revenues                                                         -                -
   Gain on sale of asset                                                      (31,132)        (527,355)
   Provision for losses                                                        13,145           31,888
   Changes in operating assets and liabilities:
     Accounts receivable                                                       79,288          119,005
     Notes receivable                                                               -                -
     Bank overdrafts                                                                -                -
     Accounts payable, General Partner                                         46,323           (7,269)
     Accounts payable, other                                                  (25,808)         (21,176)
     Deposits due to lessees                                                        -          (97,772)
     Accrued interest payable                                                  (3,293)         (31,555)
     Unearned operating lease income                                          (50,480)           6,904
                                                                       ---------------  ---------------
Net cash from operations                                                      990,871        1,895,971
                                                                       ---------------  ---------------

Investing activities:
Reduction in investment in direct financing leases                            666,838          729,869
Proceeds from sales of lease assets                                           130,676        4,763,034
Reduction in investment in leveraged leases                                   (46,872)          95,079
Purchase of equipment on direct financing leases                                    -          (77,518)
Purchase of equipment on operating leases                                           -          (42,227)
                                                                       ---------------  ---------------
Net cash provided by (used in) investing activities                           750,642        5,468,237
                                                                       ---------------  ---------------

Financing activities:
Distributions to limited partners                                          (2,618,605)      (2,620,576)
Repayment of non-recourse debt                                               (561,023)      (3,637,431)
Repayment of line of credit                                                         -         (500,000)
                                                                       ---------------  ---------------
Net cash used in financing activities                                      (3,179,628)      (6,758,007)
                                                                       ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                       (1,438,115)         606,201
Cash and cash equivalents at beginning of period                            3,990,096          696,421
                                                                       ===============  ===============
Cash and cash equivalents at end of period                                 $2,551,981       $1,302,622
                                                                       ===============  ===============

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                         $131,705         $464,930
                                                                       ===============  ===============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

As of February 3, 1993, the Partnership had received subscriptions for 7,500,000 Limited Partnership Units ($75,000,000) in addition to the Initial Limited Partners' 50 Units. Of those subscriptions, 7,487,350 Units ($74,873,500) were issued and outstanding as of March 31, 1998.

The Partnership's business consists of leasing various types of equipment. As of March 31, 1998, the original terms of the Partnership's leases were from two to ten years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                 Depreciation
                                                                                 Expense or       Reclassi-
                                            December 31,                        Amortization     fications or       March 31,
                                                 1997           Additions         of Leases      Dispositions         1998
                                                 ----           ---------         ---------     --------------        ----

Net investment in operating leases              $13,166,852                          ($557,452)      ($815,562)     $11,793,838
Net investment in direct financing
   leases                                         8,803,127                           (666,838)        (54,589)       8,081,700
Net investment in leveraged leases                4,722,893                             46,872               -        4,769,765
Residual value interests                            582,057                                  -               -          582,057
Reserve for losses                                 (627,854)                           (13,145)              -         (640,999)
Assets held for sale or lease                       131,158                                  -         770,607          901,765
Initial direct costs, net of
   accumulated amortization of
   $1,304,175 in 1997 and
   $1,304,175 in 1998                               597,256          ($56,332)               -               -          540,924
                                            ---------------- ----------------- ---------------- ---------------  ---------------
                                                $27,375,489          ($56,332)     ($1,190,563)       ($99,544)     $26,029,050
                                            ================ ================= ================ ===============  ===============


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarter ended March 31, 1998 and as of March 31, 1998.

                                  December 31,                    1st Quarter       March 31,
                                    1997         Acquisitions    Dispositions          1998
                                    ----         ------------    ------------          ----
Transportation                      $5,412,784                      ($1,861,391)      $3,551,393
Corporate aircraft                   2,470,969                                -        2,470,969
Printing                             4,393,249                                -        4,393,249
Construction                         4,985,297                                -        4,985,297
Other                                2,054,576                       (1,495,048)         559,528
Materials handling                   2,389,826                                -        2,389,826
Manufacturing                        1,587,670                                -        1,587,670
Ground support                       1,127,988                                -        1,127,988
Data processing                        851,561                                -          851,561
Office equipment                       216,080                                -          216,080
                              ----------------- ---------------- ---------------  ---------------
                                    25,490,000                       (3,356,439)      22,133,561
Less accumulated depreciation      (12,323,148)       ($557,452)      2,540,877      (10,339,723)
                              ----------------- ---------------- ---------------  ---------------
                                   $13,166,852        ($557,452)      ($815,562)     $11,793,838
                              ================= ================ ===============  ===============

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3. Investment in leases (continued):

At March 31, 1998, the aggregate amounts of future minimum lease payments are as follows:

      Year ending     Operating       Direct Financing
     December 31,       Leases           Leases           Total

             1998        $2,462,665       $2,573,178      $5,035,843
             1999         2,572,260        2,579,270       5,151,530
             2000         1,750,247        1,652,153       3,402,400
             2001         1,197,605        1,128,109       2,325,714
             2002           859,085          557,077       1,416,162
       Thereafter           627,633           23,660         651,293
                   ----------------- ---------------- ---------------
                         $9,469,495       $8,513,447     $17,982,942
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

Future minimum principal payments of non-recourse debt are as follows:

                Year ending
               December 31,     Principal         Interest          Total

                       1998        $1,744,263         $326,625      $2,070,888
                       1999         2,045,296          287,129       2,332,425
                       2000         1,535,205          151,656       1,686,861
                       2001           697,282           56,062         753,344
                       2002           356,930           22,731         379,661
                             ----------------- ---------------- ---------------
                                   $6,378,976         $844,203      $7,223,179
                             ================= ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                     1998             1997
                                                                                     ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                      $110,081         $205,025

Administrative costs reimbursed to General Partner                                      78,798           69,901
                                                                                ---------------  ---------------
                                                                                      $188,879         $274,926
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

The Partnership had no borrowings under the agreement during 1998.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During 1998, the Partnership's primary source of liquidity was rents from operating leases. During 1997, the Partnership's primary source of liquidity was proceeds from sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

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

Through March 31, 1998, the Partnership had borrowed approximately $38,342,000 with a remaining unpaid balance of approximately $6,379,000. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1998, such commitments totaled approximately $804,000.

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

The Partnership made distributions of cash from 1998 first quarter operations in February, March and April 1998. The amount of the distributions totaled $.35 per Unit. This was paid in either monthly amounts of $.11667 per Unit or in one quarterly payment of $.35 per Unit in April 1998. These distributions are equal to an annualized distribution rate of 14%.

Rents from operating leases were the primary sources of cash flows from operations in the first quarter of both 1998 and 1997. The amounts of such rents decreased from 1997 to 1998 by $1,391,484.

Sources of cash from investing activities in 1997 and 1998 consisted primarily of the proceeds of the sales of lease assets and cash flows from direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash flows from direct financing leases decreased by $63,031. Lease rents have declined due to lease terminations and sales of assets.

In the first quarter of 1998 and 1997, there were no financing sources of cash flows. Repayments of non-recourse debt have decreased due to certain of the notes payable being paid off over the last year. These note payoffs resulted from both scheduled debt payments in 1997 and 1998 and unscheduled debt payments in 1997.


Results of Operations

Operations in the first quarter of 1998 resulted in net income of $349,044 compared to $674,840 in 1997.

Operating lease revenues and the related depreciation expense have decreased as a result of asset sales over the last year. Sales of these assets were not significant in the first quarter of 1998, compared to 1997 and the amounts of gains recognized on those sales has declined as a consequence.

Some of the assets sold had been financed with non-recourse debt. Upon those sales, the Partnership was relieved of the related debt. As a result of this and scheduled debt payments, interest expense has been reduced compared to 1997.

Management fees are related to the Partnership's revenues and have declined as a result of the decreases in those revenues.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheet, March 31, 1998.

                      Income  statements  for the three  month
                         periods  ended  March  31,  1998  and
                         1997.
                      Statement  of   changes   in   partners'
                         capital  for the three  months  ended
                         March 31, 1998.
                      Statements  of cash  flows for the three
                         month  periods  ended  March 31, 1998
                         and 1997.
                      Notes to the Financial Statements

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

Date:
May 12, 1998

                                            ATEL CASH DISTRIBUTION FUND IV, L.P.
                                        (Registrant)



                 By: ATEL Financial Corporation
                     General Partner of Registrant




                                   By: /s/ A. J. Batt
                                      ----------------------------------
                                      A. J. Batt
                                      President and Chief Executive Officer
                                      of General Partner




                                   By: /s/ Dean L. Cash
                                      ----------------------------------
                                      Dean L. Cash
                                      Executive Vice President
                                      of General Partner




                 By: /s/ F. Randall Bigony
                     ---------------------------------------------------
                     F. Randall Bigony
                     Principal financial officer
                     of registrant




                 By: /s/ Donald E. Carpenter
                     ---------------------------------------------------
                     Donald E. Carpenter
                     Principal accounting
                     officer of registrant