Form 10QSB
period 1998-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1998-08-13
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the quarterly period ended June 30, 1998

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

          235 Pine Street, 6th Floor, San Francisco, California 94104 (
                    Address of principal executive offices)

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 1998
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                         $1,674,068

Accounts receivable                                                  295,781

Investments in leases                                             24,524,492
                                                             ----------------
                                                                 $26,494,341
                                                             ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                 $5,804,896

Accounts payable:
   General partners                                                   30,337
   Other                                                             594,843

Accrued interest payable                                              31,282

Unearned operating lease income                                      435,458
                                                             ----------------
Total liabilities                                                  6,896,816

Partners' capital:
     General partners                                                113,402
     Limited partners                                             19,484,123
                                                             ----------------
Total partners' capital                                           19,597,525
                                                             ----------------
                                                                 $26,494,341
                                                             ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1998             1997             1998             1997
Revenues:
Lease revenues:
   Operating leases                                      $1,906,135       $3,911,379       $1,001,732       $1,615,492
   Direct financing leases                                  565,799          567,157          270,191          275,030
   Leveraged leases                                          93,742          124,026           46,870           62,013
Gain on sale of assets                                       48,343        1,104,635           17,211          577,280
Interest income                                              59,687           16,958           26,248            6,716
Other income                                                  4,093            1,142            1,051                -
                                                    ---------------- ---------------- ---------------- ----------------
                                                          2,677,799        5,725,297        1,363,303        2,536,531
Expenses:
Depreciation                                              1,086,519        2,747,687          529,067        1,191,244
Equipment and incentive management fees                     265,280          413,307          155,199          208,282
Interest                                                    251,740          681,579          123,328          248,204
Administrative cost reimbursements                          119,085          140,256           40,287           70,355
Amortization                                                117,593          513,600           61,261          321,582
Other                                                        59,228           86,793           41,134           66,388
Provision for losses                                         13,145           57,231                -           25,343
Professional fees                                             8,369           15,512            5,231           10,641
                                                    ---------------- ---------------- ---------------- ----------------
                                                          1,920,959        4,655,965          955,507        2,142,039
                                                    ---------------- ---------------- ---------------- ----------------
Net income                                                 $756,840       $1,069,332         $407,796         $394,492
                                                    ================ ================ ================ ================
Net income:
     General partners                                        $7,568          $10,693           $4,078           $3,945
     Limited partners                                       749,272        1,058,639          403,718          390,547
                                                    ---------------- ---------------- ---------------- ----------------
                                                           $756,840       $1,069,332         $407,796         $394,492
                                                    ================ ================ ================ ================

Net income per limited partnership unit                       $0.10            $0.14            $0.05            $0.05
Weighted average number of units
   outstanding                                            7,487,350        7,487,350        7,487,350        7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1997
                                   (Unaudited)

                                                                    Limited Partners      General
                                                         Units           Amount          Partners           Total
Balance December 31, 1997                                 7,487,350      $23,976,764         $105,834      $24,082,598
Distributions to limited partners                                         (5,241,913)               -       (5,241,913)
Net income                                                                   749,272            7,568          756,840
                                                    ---------------- ---------------- ---------------- ----------------
Balance June 30, 1998                                     7,487,350      $19,484,123         $113,402      $19,597,525
                                                    ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1998             1997             1998             1997
Operating activities:
Net income                                                 $756,840       $1,069,332         $407,796         $394,492
Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation                                           1,086,519        2,747,687          529,067        1,191,244
   Amortization                                             117,593          513,600           61,261          321,582
   Leveraged lease income                                   (93,742)        (124,026)         (93,742)        (124,026)
   Gain on sale of assets                                   (48,343)      (1,104,635)         (17,211)        (577,280)
   Provision for losses                                      13,145           57,231                -           25,343
     Changes in operating assets and liabilities:
        Accounts receivable                                 124,157       (3,055,606)          44,869       (3,174,611)
        Accounts payable, general partner                  (165,490)         (11,396)        (211,813)          (4,127)
        Accounts payable, other                             549,983           (8,395)         575,791           12,781
        Accrued interest payable                               (634)         (43,091)           2,659          (11,536)
        Deposits due to lessees                                   -          (97,772)               -                -
        Unearned operating lease income                     (54,865)        (147,560)          (4,385)        (154,464)
                                                    ---------------- ---------------- ---------------- ----------------
Net cash from (used in) operations                        2,285,163         (204,631)       1,294,292       (2,100,602)
                                                    ---------------- ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                               496,550       14,368,852          365,874        9,605,818
Reduction in investment in direct financing
   leases                                                 1,279,275        1,426,678          612,437          696,809
Reduction in investment in leveraged leases                       -          177,571           46,872           82,492
Purchase of equipment on direct financing
   leases                                                         -          (77,518)               -                -
Purchase of equipment on operating leases                         -          (42,227)               -                -
                                                    ---------------- ---------------- ---------------- ----------------

Net cash provided by investing activities                 1,775,825       15,853,356        1,025,183       10,385,119
                                                    ---------------- ---------------- ---------------- ----------------

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                               Six Months                       Three Months
                                                             Ended June 30,                    Ended June 30,
                                                         1998             1997             1998             1997
Financing activities:
Payments of non-recourse debt                            (1,135,103)      (9,850,695)        (574,080)      (6,213,264)
Distributions to limited partners                        (5,241,913)      (5,241,157)      (2,623,308)      (2,620,581)
Repayment of line of credit                                       -       (1,000,000)               -         (500,000)
                                                    ---------------- ---------------- ---------------- ----------------

Net cash used by financing activities                    (6,377,016)     (16,091,852)      (3,197,388)      (9,333,845)
                                                    ---------------- ---------------- ---------------- ----------------
Net decrease in cash and cash
   equivalents                                           (2,316,028)        (443,127)        (877,913)      (1,049,328)
Cash at beginning of period                               3,990,096          696,421        2,551,981        1,302,622
                                                    ---------------- ---------------- ---------------- ----------------
Cash at end of period                                    $1,674,068         $253,294       $1,674,068         $253,294
                                                    ================ ================ ================ ================

Supplemental disclosures of cash flow information:

Cash paid during period for interest                       $252,374         $724,670         $120,669         $200,434
                                                    ================ ================ ================ ================


Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to assets
   held or sale or lease                                                    $133,552
                                                                     ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 1998, the original terms of the leases were from six months to eight years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                       Depreciation
                                                                       Expense or        Reclass-
                                   December 31,                       Amortization     ifications &       June 30,
                                       1997            Additions        of Leases      Dispositions         1998
                                       ----            ---------        ---------     --------------        ----
Net investment in operating
   leases                              $13,166,852                       ($1,086,519)       ($961,876)     $11,118,457
Net investment in direct
   financing leases                      8,803,127                        (1,279,275)        (508,328)       7,015,524
Net investment in leveraged
   leases                                4,722,893                            93,742                -        4,816,635
Residual value interests                   582,057                                 -                -          582,057
Equipment held for lease                   131,158                                 -        1,021,997        1,153,155
Initial direct costs, net of
   accumulated amortization
   of $1,022,825 in 1997 and
   $890,638 in 1998                        597,256                          (117,593)               -          479,663
Reserve for losses                        (627,854)        ($13,145)               -                -         (640,999)
                                ------------------- ---------------- ---------------- ---------------- ----------------
                                       $27,375,489         ($13,145)     ($2,389,645)       ($448,207)     $24,524,492
                                =================== ================ ================ ================ ================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarters ended March 31, 1998 and June 30, 1998 and as of June 30, 1998.

                                                                  Acquisitions &
                                 December 31,                      Dispositions       June 30,
                                     1997          1st Quarter      2nd Quarter         1998
                                     ----          -----------      -----------         ----
Construction equipment               $4,985,297                                         $4,985,297
Printing                              4,393,249                                          4,393,249
Transportation                        5,412,784      ($1,861,391)       ($490,466)       3,060,927
Corporate aircraft                    2,470,969                -                -        2,470,969
Materials handling                    2,389,826                -                -        2,389,826
Manufacturing                         1,587,670                -                -        1,587,670
Ground support equipment              1,127,988                -                -        1,127,988
Data processing                         851,561                -         (165,767)         685,794
Other                                 2,054,576       (1,495,048)               -          559,528
Office equipment                        216,080                -                -          216,080
                                ---------------- ---------------- ---------------- ----------------
                                     25,490,000       (3,356,439)        (656,233)      21,477,328
Less accumulated depreciation       (12,323,148)       1,983,425          (19,148)     (10,358,871)
                                ---------------- ---------------- ---------------- ----------------
                                    $13,166,852      ($1,373,014)       ($675,381)     $11,118,457
                                ================ ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investments in leases (continued):

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995, 1996 and 1997.

At June 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

              Year ending      Direct
             December 31,     Financing        Operating          Total
                     1998       $1,552,209       $1,600,932       $3,153,141
                     1999        2,551,940        2,575,936        5,127,876
                     2000        1,638,488        1,748,449        3,386,937
                     2001        1,128,109        1,195,808        2,323,917
                     2002          557,077          857,288        1,414,365
               Thereafter           23,660          625,836          649,496
                           ---------------- ---------------- ----------------
                                $7,451,483       $8,604,249      $16,055,732
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

Future minimum principal payments of long-term non-recourse debt as of June 30, 1998 are as follows:

               Year ending
              December 31,     Principal        Interest           Total
                      1998       $1,170,183         $203,239       $1,373,422
                      1999        2,045,296          287,129        2,332,425
                      2000        1,535,205          151,656        1,686,861
                      2001          697,282           56,062          753,344
                      2002          356,930           22,731          379,661
                            ---------------- ---------------- ----------------
                                 $5,804,896         $720,817       $6,525,713
                            ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                  1998             1997
                                                  ----             ----
Reimbursement of administrative costs               $119,085         $140,256

Incentive and equipment management fees              265,280          413,307
                                             ---------------- ----------------
                                                    $384,365         $553,563
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

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

At June 30, 1998, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1998.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during 1998 were lease revenues, proceeds from the sales of lease assets and borrowings under the line of credit. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

As of June 30, 1998, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of $5,804,896. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1998, there were no such commitments.

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

Cash Flows, 1998 vs. 1997:

Six months:

During the first six months of 1998, rents from operating and direct financing leases were the primary sources of cash flows.

Cash flows from operations increased by $2,489,794 from ($204,631) in 1997 to $2,285,163 in 1998. The increase is a result of decreased operating lease revenues offset by decreased balances of receivables (due to sales of certain assets in 1997).

Sources of cash from investing activities consisted of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases. Proceeds from sales of assets decreased from $14,368,852 in 1997 to $496,550 in 1998. A large portion of the sales proceeds in 1997 was used to pay off non-recourse debt associated with the assets sold.

In 1998 and 1997, there were no sources of cash from financing activities. Cash used to pay non-recourse debt decreased significantly. In 1997, certain leases which were financed primarily with non-recourse debt were sold and upon sale, the related debt was repaid. In 1997, debt payments were due to scheduled repayments.

Three months:

The two major sources of cash for the second quarter were operating and direct financing lease rents.

Operating lease rents have decreased by $613,760 from the prior year due to asset sales during the preceding twelve months.

In 1997, proceeds from lease assets sales were the most significant source of cash from investing activities. They decreased from $9,605,818 in 1997 to $365,874 in 1998 due to decreased amounts of asset sales as noted above for the six month period.

During the second quarter of 1998 and 1997, there were no financing sources of cash. Payments of non-recourse debt decreased for the same reasons as noted above for the six month period.


Results of Operations

Operations in the 1998 resulted in net income of $756,840 for the six month period and $407,796 for the three month period. In 1997, operations resulted in net income of $1,069,332 for the six month period and $394,492 for the three month period.

Revenues decreased from $5,725,297 in 1997 to $2,677,799 in 1998, a decrease of $3,047,498. Operating lease revenues declined by $2,005,244 due to lease terminations and sales of the related assets. Gains recognized on sales of assets also decreased by $1,056,292 compared to 1997. Most of the assets sold were assets which had come off operating leases. The original cost of operating lease assets sold increased from $22,978,803 in 1997 to $4,012,672 in 1998.

The Partnership's operating expenses decreased by $2,735,006 compared to 1997. Combined, depreciation and amortization expenses decreased by $2,057,175. These decreases resulted from the lease terminations and asset sales noted above. Interest expense decreased compared to 1997 as a result of the debt repayments noted above. Management fees (related to lease revenues) decreased from $413,307 in 1997 to $265,280 in 1998.

Other

Year 2000 Issues

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

The Partnership uses primarily third party software and is communicating with key vendors to ensure that the Partnership's systems are year 2000 compliant. Based on these discussions, the Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership.


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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1998 and December 31, 1997.

                       Income statements for the six and three month periods ended June 30, 1998 and 1997.

                       Statement of changes in partners' equity for the six months ended June 30, 1998.

                       Statements of cash flows for the six and three month periods ended June 30, 1998 and 1997.

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

Date:
August 12, 1998

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                            By: ATEL Financial Corporation
                                General Partner of Registrant




                              By:   /s/ A.  J.  BATT
                                   ---------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of General Partner




                              By:    /s/ DEAN L. CASH
                                   ---------------------------------
                                   Dean L. Cash
                                   Executive Vice President
                                   of General Partner




                    By:   /s/ F. RANDALL BIGONY
                        ------------------------------------------------------
                        F. Randall Bigony
                        Principal financial officer of registrant




                    By:   /s/ DONALD E.  CARPENTER
                        ------------------------------------------------------
                        Donald E.  Carpenter,
                        Principal accounting officer of
                        registrant