Form 10QSB
period 1998-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1998-11-10
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended September 30, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1998
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                              $756,088

Accounts receivable                                                     264,327

Investment in leases                                                 23,369,707
                                                               -----------------
                                                                    $24,390,122
                                                               =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $5,230,799
Accounts payable:
   General Partner                                                       45,581
   Other                                                              1,443,921
Accrued interest                                                         23,237
Unearned operating lease income                                         246,212
                                                               -----------------
Total liabilities                                                     6,989,750

Partners' capital:
     General Partner                                                    117,637
     Limited Partners                                                17,282,735
                                                               -----------------
Total partners' capital                                              17,400,372
                                                               -----------------
                                                                    $24,390,122
                                                               =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                                    September 30,                       September 30,
Revenues:                                                       1998              1997              1998              1997
                                                                ----              ----              ----              ----
Lease revenues:
   Operating                                                    $2,751,484        $5,420,170          $845,349        $1,508,791
   Direct financing                                                821,370         1,014,640           255,571           447,483
   Leveraged                                                       140,614           186,039            46,872            62,013
   Gain (loss) on sales of assets                                  153,476         1,091,776           105,133           (12,859)
Other                                                               26,486               724            22,393              (418)
Interest income                                                     71,424            22,310            11,737             5,352
                                                          ----------------- ----------------- ----------------- -----------------
                                                                 3,964,854         7,735,659         1,287,055         2,010,362
Expenses:
Depreciation and amortization                                    1,762,137         4,216,157           558,025           954,870
Interest                                                           352,431           822,510           100,691           140,931
Management fees                                                    366,309           506,568           101,029            93,261
Administrative cost reimbursements                                 189,635           229,871            70,550            89,615
Professional fees                                                   25,767            30,174            17,398            14,662
Provision for losses                                                13,145            57,231                 -                 -
Other                                                               75,113           133,634            15,885            46,841
                                                          ----------------- ----------------- ----------------- -----------------
                                                                 2,784,537         5,996,145           863,578         1,340,180
                                                          ----------------- ----------------- ----------------- -----------------
Net income                                                      $1,180,317        $1,739,514          $423,477          $670,182
                                                          ================= ================= ================= =================
Net income:
     General Partner                                               $11,803           $17,395            $4,235            $6,702
     Limited Partners                                            1,168,514         1,722,119           419,242           663,480
                                                          ----------------- ----------------- ----------------- -----------------
                                                                $1,180,317        $1,739,514          $423,477          $670,182
                                                          ================= ================= ================= =================

Net income per Limited Partnership unit                              $0.16             $0.23             $0.06             $0.09

Weighted average number of units outstanding                     7,487,350         7,487,350         7,487,350         7,487,350

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                                  Limited Partners       General
                                      Units             Amount           Partner            Total

Balance December 31, 1997               7,487,350       $23,976,764          $105,834       $24,082,598
Distributions to limited partners                        (7,862,543)                -        (7,862,543)
Net income                                                1,168,514            11,803         1,180,317
                                 ----------------- ----------------- ----------------- -----------------
Balance September 30, 1998              7,487,350       $17,282,735          $117,637       $17,400,372
                                 ================= ================= ================= =================













                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                      $1,180,317        $1,739,514          $423,477          $670,182
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                               1,762,137         4,216,157           558,025           954,870
     Leveraged lease income                                       (140,614)         (186,039)          (46,872)          (62,013)
     (Gain) loss on sales of assets                               (153,476)       (1,091,776)         (105,133)           12,859
     Provision for losses                                           13,145            57,231                 -                 -
Changes in operating assets and liabilities:
   Accounts receivable                                             155,611           162,815            31,454         3,218,421
   Accounts payable, General Partner                                   721            17,187           166,211            28,583
   Accounts payable, other                                       1,248,094           209,882           698,111           218,277
   Accrued interest                                                 (8,679)          (56,429)           (8,045)          (13,338)
   Deposits due to lessees                                               -           (97,772)                -                 -
   Unearned operating lease income                                (244,111)         (264,225)         (189,246)         (116,665)
                                                          ----------------- ----------------- ----------------- -----------------
Net cash from operations                                         3,813,145         4,706,545         1,527,982         4,911,176
                                                          ----------------- ----------------- ----------------- -----------------

Investing activities:
Purchase of equipment on operating leases                                -           (42,227)                -                 -
Purchase of equipment on direct financing leases                         -           (77,518)                -                 -
Reduction of net investment in direct financing
   leases                                                        1,871,948         1,955,389           592,673           528,711
Reduction of net investment in leveraged leases                          -           177,571                 -                 -
Proceeds from sales of lease assets                                652,642        14,449,750           156,092            80,898
                                                          ----------------- ----------------- ----------------- -----------------
Net cash (used in) provided by investing
   activities                                                    2,524,590        16,462,965           748,765           609,609
                                                          ----------------- ----------------- ----------------- -----------------

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Financing activities:
Repayment of non-recourse debt                                  (1,709,200)      (12,672,865)         (574,097)       (2,822,170)
Borrowings under lines of credit                                         -           500,000                 -           500,000
Repayments of lines of credit                                            -        (1,500,000)                -          (500,000)
Distributions to limited partners                               (7,862,543)       (7,860,545)       (2,620,630)       (2,619,388)
Repurchase of units                                                      -                 -                                   -
                                                          ----------------- ----------------- ----------------- -----------------
Net cash used in financing activities                           (9,571,743)      (21,533,410)       (3,194,727)       (5,441,558)
                                                          ----------------- ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                  (3,234,008)         (363,900)         (917,980)           79,227
Cash and cash equivalents at beginning of
   period                                                        3,990,096           696,421         1,674,068           253,294
                                                          ----------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                        $756,088          $332,521          $756,088          $332,521
                                                          ================= ================= ================= =================


Supplemental disclosures of cash flow
   information:

Cash paid for interest                                            $361,110          $878,939          $108,736          $154,269
                                                          ================= ================= ================= =================






                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


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

2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-
                                         December 31,                         Amortization      ifications &     September 30,
                                             1997            Additions         of Leases        Dispositions          1998
                                             ----            ---------         ---------      - -------------         ----
Net investment in operating
   leases                                    $13,166,852                         ($1,602,905)        ($985,853)      $10,578,094
Net investment in direct
   financing leases                            8,803,127                          (1,871,948)         (501,188)        6,429,991
Net investment in leveraged
   leases                                      4,722,893                             140,614                 -         4,863,507
Equipment held for sale or lease                 131,158                                   -           996,354         1,127,512
Residual value interests                         582,057                                   -                 -           582,057
Initial direct costs, net of
   accumulated amortization of
   $934,748 in 1998 and
   $1,022,825 in 1997                            597,256                            (159,232)           (8,479)          429,545
Reserve for losses                              (627,854)         ($13,145)                -                 -          (640,999)
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                             $27,375,489          ($13,145)      ($3,493,471)        ($499,166)      $23,369,707
                                      =================== ================= ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 1998, equipment on operating leases consists of the following:

                                           Balance                                                                  Balance
                                         December 31,     Acquisitions, Dispositions & Reclassifications         September 30,
                                             1997           1st Quarter       2nd Quarter     3rd Quarter             1998
                                             ----           -----------       -----------     -----------             ----
Construction equipment                        $4,985,297                                              ($59,740)       $4,925,557
Printing                                       4,393,249                                                     -         4,393,249
Transportation                                 5,412,784       ($1,861,391)        ($490,466)                          3,060,927
Corporate aircraft                             2,470,969                 -                 -                 -         2,470,969
Materials handling                             2,389,826                 -                 -          (122,268)        2,267,558
Manufacturing                                  1,587,670                 -                 -                 -         1,587,670
Ground support equipment                       1,127,988                 -                 -                 -         1,127,988
Data processing                                  851,561                 -          (165,767)                -           685,794
Other                                          2,054,576        (1,495,048)                -                 -           559,528
Office equipment                                 216,080                 -                 -                 -           216,080
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                              25,490,000        (3,356,439)         (656,233)         (182,008)       21,295,320
Accumulated depreciation                     (12,323,148)        1,983,425           (19,148)         (358,355)      (10,717,226)
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                             $13,166,852       ($1,373,014)        ($675,381)        ($540,363)      $10,578,094
                                      =================== ================= ================= ================= =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At September 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating         Financing           Total

Three months ending December 31, 1998          $782,916        $1,121,786        $1,904,702
        Year ending December 31, 1998         2,577,038         2,163,464         4,740,502
                                 2000         1,745,565         1,639,902         3,385,467
                                 2001         1,192,923         1,128,109         2,321,032
                                 2002           854,403           557,077         1,411,480
                           Thereafter           622,951            23,660           646,611
                                       ----------------- ----------------- -----------------
                                             $7,775,796        $6,633,998       $14,409,794
                                       ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.04% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1998 are as follows:

                                          Principal          Interest           Total

Three months ending December 31, 1998          $596,086           $98,664          $694,750
        Year ending December 31, 1998         2,045,296           287,128         2,332,424
                                 2000         1,535,205           151,657         1,686,862
                                 2001           697,282            56,062           753,344
                                 2002           356,930            22,731           379,661
                                       ----------------- ----------------- -----------------
                                             $5,230,799          $616,242        $5,847,041
                                       ================= ================= =================


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

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                  1998              1997
                                                  ----              ----
Incentive and equipment management fees             $366,309          $506,568
Administrative cost reimbursements                   189,635           229,871
                                            ----------------- -----------------
                                                    $555,944          $736,439
                                            ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on November 28, 1999. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

At September 30, 1998, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1998. At September 30, 1998, $32,612,740 was available under this agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's primary source of liquidity during 1998 was lease revenues. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 1998, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of approximately $5,231,000. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on November 28, 1998.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1998, there were no such commitments.

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

1998 vs. 1997:
Nine months:

During the first nine months of 1998, the primary source of operating cash flows was operating lease revenues. Total lease revenues decreased by $2,907,381 compared to 1997.

In 1998, the most important source of cash from investing activities was rents from direct financing leases. Such rents decreased by $83,441 compare to 1997. In 1997, the most significant source cash flows from investing activities was the proceeds from the sales of assets. Proceeds from asset sales are not comparable to prior periods nor are they expected to be comparable to future periods.

In 1997, the only source of cash from financing activities was borrowings under the line of credit. There were no sources of cash from financing activities in 1998. Cash used to repay non-recourse debt has decreased due to scheduled debt reductions. Distributions to Limited Partners have not changed significantly.


Three months:

The primary source of cash from operations for the third quarter was lease rents. Lease rents have decreased from the prior year due to asset sales during the preceding twelve months.

The investing sources of cash in 1998 and 1997 were the same as noted above for the nine month period.

In 1997, the only source of cash from financing activities was borrowings under the line of credit. There were no sources of cash from financing activities in 1998.


Results of Operations

Operations in 1998 resulted in net income of $1,180,317 for the nine month period and $423,477 for the three month period. In 1997, operations resulted in net income of $1,739,514 for the nine month period and $670,182 for the three month period.

1998 vs. 1997:

Operating lease revenues and direct financing lease revenues have decreased due to sales of leased assets during the last twelve months. Revenues from leveraged leases have not changed significantly compared to 1997.

Depreciation expense is directly related to the amounts of operating lease assets and has decreased from 1997 to 1998 as a result of sales of operating lease assets over the last year. Management fees are related to the amounts of lease revenues and distributions to Limited Partners. As assets have been sold, lease revenues have decreased and as a result, management fees have also decreased. As a result of reductions in the amounts of outstanding non-recourse debt, interest expense has decreased compared to 1997.


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

Item 5.                      OTHER INFORMATION.

                              Inapplicable.

Item 6.                      EXHIBITS AND REPORTS ON FORM 8-K.

                         (a) Documents filed as a part of this report
                           1. Financial  Statements  Included  in Part I of this
                              report:

                              Balance  Sheets,  September  30, 1998 and December
31, 1997.

                              Income statements for the nine and three month periods ended September 30, 1998 and 1997.

                              Statement of changes in partners' equity for the nine month period ended September 30, 1998.

                              Statements of cash flows for the nine and three month periods ended September 30, 1998 and 1997.

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

Date:
November 10, 1998

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