Form 10KSB
period 1998-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1999-03-31
CIK 879812

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1998

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

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the State of California in September 1991. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Corporation
(ATEL).

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

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1998, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1998 and 1997, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee                Type of Equipment         1998           1997
          ------                -----------------         ----           ----
Treasure Chest Advertising      Printing                  19%             15%
Union Tank Car Company          Railroad Boxcars          17%             14%
ARR, Inc.                       Corporate aircraft         *              18%

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

Equipment Dispositions:

Through December 31, 1998, the Partnership has disposed of certain leased assets as set forth below:

                        Original
                       Equipment Cost,                     Excess of
          Type of      Excluding                          Rents Over
         Equipment    Acquisition Fees    Sale Price      Expenses *
         ---------    ----------------    ----------      ----------
Transportation         $ 22,471,046         $15,525,167    $15,776,462
Mining                   16,278,478           9,746,882     10,191,550
Aircraft                  6,862,767           6,218,053      6,008,114
Furniture & fixtures      4,851,798           2,564,973      3,582,115
Materials handling        1,945,518             540,717      2,049,853
Miscellaneous             3,302,767           1,235,681      3,243,697
                     ---------------    ---------------- --------------
                       $ 55,712,374         $35,831,473    $40,851,791
                     ===============    ================ ==============

                             * Includes only those expenses  directly related to
the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1998 and the industries to which the assets have been leased.

                                                   Purchase price excluding Percentage of total
        Asset types                                    acquisition fees         acquisitions
        -----------                                    ----------------         ------------
Mining, coal                                             $14,128,747                  12.99%
Transportation, over-the-road tractors and trailers       13,883,569                  12.77%
Manufacturing, chemicals                                  11,660,769                  10.72%
Transportation, rail cars                                 10,153,696                   9.34%
Earth moving                                               9,951,241                   9.15%
Railroad locomotives                                       8,799,216                   8.09%
Printing                                                   6,819,075                   6.27%
Aircraft, executive, helicopter                            6,250,969                   5.75%
Aircraft, executive, fixed wing                            5,275,000                   4.85%
Furniture and fixtures                                     5,102,534                   4.69%
Office automation                                          3,260,769                   3.00%
Transportation , intermodal containers                     3,001,930                   2.76%
Manufacturing, other                                       1,068,548                   0.98%
Other                                                      9,378,817                   8.64%
                                                     ----------------          --------------
                                                        $108,734,880                 100.00%
                                                     ================          ==============

                                                   Purchase price excluding Percentage of total
    Industry of lessee                                  acquisition fees        acquisitions
    ------------------                                  ----------------        ------------
Transportation, rail                                     $16,712,912                  15.37%
Mining                                                    14,216,044                  13.07%
Manufacturing, chemicals                                  11,891,174                  10.94%
Manufacturing, medical instruments                         9,635,969                   8.86%
Primary metals                                             9,237,803                   8.50%
Retail, foods                                              7,482,170                   6.88%
Printing                                                   6,819,075                   6.27%
Manufacturing, other                                       4,818,181                   4.43%
Transportation, other                                      4,129,918                   3.80%
Manufacturing, auto/truck                                  3,253,000                   2.99%
Retail, restaurant                                         3,197,356                   2.94%
Oil and gas                                                2,760,175                   2.54%
Retail, apparel                                            2,353,608                   2.16%
Other                                                     12,227,495                  11.25%
                                                     ----------------          --------------
                                                        $108,734,880                 100.00%
                                                     ================          ==============

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1998, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments, however, the General Partner has insisted on additional damages including for diminishment in value of the equipment. The General Partner is currently negotiating a settlement with the lessee.


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

Holders

As of December 31, 1998, a total of 5,163 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1994; $1.30 in 1995 and 1996; and $1.40 in 1997, 1998
and 1999.

The rate for each of the monthly distributions from 1998 operations was $.11666 per Unit. The distributions were made in February 1998 through December 1998 and in January 1999. For each of the quarterly distributions (made in April, July and October 1998 and in January 1999) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1998.

The rate for each of the monthly distributions from 1997 operations was $.11666 per Unit. The distributions were made in February 1997 through December 1997 and in January 1998. For each of the quarterly distributions (made in April, July and October 1997 and in January 1998) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1997.

The following table presents summarized information regarding distributions to Limited Partners:

                                                      1998            1997             1996           1995            1994
                                                      ----            ----             ----           ----            ----
Distributions of net income                              $ 0.27           $ 0.51          $ 0.30         $ 0.11          $ 0.19
Return of investment                                       1.13             0.89            1.09           1.19            1.10
                                                 --------------- ---------------- --------------- -------------- ---------------
Distributions per unit                                     1.40             1.40            1.39           1.30            1.29
Differences due to timing of distributions                    -                -            0.01              -            0.01
                                                 --------------- ---------------- --------------- -------------- ---------------
Nominal distribution rates from above                    $ 1.40           $ 1.40          $ 1.40         $ 1.30          $ 1.30
                                                 =============== ================ =============== ============== ===============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                      1998            1997             1996           1995            1994
                                                      ----            ----             ----           ----            ----
Gross revenues                                      $ 6,020,470      $11,280,196    $ 13,239,354    $13,588,760     $13,143,213
Net income                                          $ 2,012,558      $ 3,833,683     $ 2,266,613      $ 799,204      $1,413,416
Weighted average Units outstanding                    7,487,350        7,487,350       7,487,725      7,485,850       7,495,350
Net income per Unit, based on
   weighted average Units outstanding                    $ 0.27           $ 0.51          $ 0.30         $ 0.11          $ 0.19
Distributions per Unit, based on
   weighted average Units outstanding                    $ 1.40           $ 1.40          $ 1.39         $ 1.30          $ 1.29
Total Assets                                       $ 21,203,969      $31,785,523    $ 53,594,276    $66,139,691     $73,343,357
Non-recourse Debt                                   $ 4,634,713      $ 6,939,999    $ 20,450,921    $25,298,767    $22,648,573
Total Partners' Capital                            $ 15,610,700      $24,082,598    $ 30,730,215    $38,859,760     $47,818,325



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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 2000. At December 31, 1998, the Partnership had no borrowings under this line of credit and the remaining availability was $13,070,344.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1998, there were no commitments to purchase lease assets.

As of December 31, 1998 cash balances consisted of working capital and amounts reserved for distributions in 1999.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 1998, the Partnership had borrowed approximately $38,342,000 with remaining unpaid balances of approximately $4,635,000. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

Cash flows:

Cash flows from operations in 1998 decreased by $1,738,076 compared to 1997. Operating lease revenues, the primary source of cash flows from operations decreased by $2,720,392 during 1998 compared to 1997.

In 1998, the Partnership's primary sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases. In 1997, the Partnership's primary source of cash from investing activities was the proceeds from sales of lease assets. Proceeds from sales of lease assets decreased from $20,438,979 in 1997 to $2,976,374 in 1998. In 1998, assets were primarily sold as the related leases reached their scheduled terminations.

In 1998, there were no sources of cash from financing activities. In 1997, borrowings under the line of credit were the only source of cash from financing activities. The primary uses of such cash flows were the repayments of non-recourse debt and distributions to the limited partners.


Results of Operations:

Based on the lease assets owned and lease contracts in place at December 31, 1998, lease rents are expected to decrease by approximately $2,570,000 in 1999. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Over the next five years, lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

In 1998, total revenues declined by $5,259,726. Sales of assets under operating leases resulted in decreased operating lease revenues of $2,720,392. Gains recognized on sales of assets also decreased by $2,484,270. The decrease resulted from decreased sales of assets under operating leases. Assets sold (at original cost) decreased to $3,449,285 in 1998 from $31,795,483 in 1997.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased compared to 1997 as a result of the sales of operating lease assets noted above.

A significant portion of the assets sold during 1997 had been financed with non-recourse debt and were subject to outstanding balances of such debt at the time of the sales. The assets were sold subject to that debt. The reduction of the Partnership's debt balances resulted in a decrease in interest expense in 1998 compared to 1997.


Impact of the Year 2000

The year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, these programs are not designed to make the transition to the year 2000. This computer software problem is commonly referred to as the "year 2000" (or "Y2K") issue. Computer programs with date-sensitive applications may, if not modified, fail or miscalculate dates, causing system failures, the inability to process transactions or other disruptions of operations.

ATEL uses, and on behalf of the Partnership uses, primarily third party software and is communicating with key software vendors to ensure that the systems used by General Partner and the Partnership are not impacted by the year 2000 issue. Currently, all of ATEL's critical software systems are believed by ATEL to be Y2K compliant except one. Compliance of this final system is expected to be obtained in the first half of 1999. Based on discussions with ATEL's third party software vendor, ATEL believes that any cost to be incurred by the Partnership to bring this system into compliance will not be material. ATEL's third party software vendor for the system in question has indicated that it expects the cost of compliance to be included in the annual upgrade and maintenance cost for the software system, and that the total incremental amount of such cost is expected to be minimal. Any such cost would be allocated by ATEL over the six public funds (including the Partnership) under its management which use or will use the software. This allocation would be based on the relative size of each such program and its proportionate allocation of the expected minimal cost will in itself be minimal. In no event will offering proceeds be required to be committed to any such expenditure. If any cost is incurred by the Partnership, it would be an operating expense funded out of operating revenues.

The ultimate impact of the year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by those businesses whose operational capability is important to the Partnership. Failure of these businesses to be Y2K compliant may impact credit quality or cause a delay in payments made to the Partnership. ATEL has contacted those businesses with which the Partnership currently has material relationships in order to request verification of Y2K compliance. ATEL believes that each of those entities will have a material self interest in resolving any year 2000 issue affecting its own operations.

Equipment purchased by the Partnership may include technology subject to the year 2000 issue. Potential year 2000 issues will be among the many factors considered by ATEL and its affiliates in analyzing and pricing lease transactions for acquisition by the Partnership. The lessees of the equipment will select such equipment and may be expected to consider year 2000 issues themselves in determining the suitability of the equipment for the lessee's use. Most equipment is subject to fixed term, non-cancelable, triple net leases. In addition, new equipment may be covered by manufacturer's warranties. As a result of such triple net provisions and warranties, repairs or modifications necessary to correct year 2000 issues will most likely be the responsibility of the manufacturers or the lessees, and the Partnership's rights to lease payments as a triple net lessor will not be affected by any functional issues affecting the equipment. It is expected that the lease terms for such equipment will extend well beyond the year 2000.

As a result of the year 2000 issue, the Partnership may experience increased costs resulting from delayed payments from lessees, the costs associated with the collection of those payments, or costs associated with manual processing efforts in the event of a Y2K related system failure. In any event, ATEL does not expect these increased costs to be significant or that such costs will have any material adverse effect on the operations of the Partnership. Nevertheless, the impact of year 2000 issues cannot be predicted with certainty and the Partnership may be affected both by the impact these issues have on parties with which it has direct contractual and other relationships as well as by their impact on financial institutions and the national and international economy as a whole. Accordingly, there can be no assurance that year 2000 issues might not have some adverse impact on the operating results experienced by the Partnership.


Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt which is coterminous with the Partnership's fixed rate lease receivables. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged. As of December 31, 1998, the Partnership had no outstanding balances on the floating rate line of credit.

To hedge its interest rate risk related to any outstanding variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1998, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 23.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund IV, L.P.


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. as of December 31, 1998, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                                             ERNST & YOUNG LLP
San Francisco, California
January 29, 1999

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                 BALANCE SHEETS

                                DECEMBER 31, 1998


                                     ASSETS


Cash and cash equivalents                                           $ 371,891

Accounts receivable                                                   408,748

Investments in equipment and leases                                20,423,330
                                                               ---------------
Total assets                                                      $21,203,969
                                                               ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                  $4,634,713

Accounts payable:
     General Partner                                                  458,244
     Other                                                            217,181

Accrued interest payable                                               20,206

Unearned lease income                                                 262,925
                                                               ---------------
Total liabilities                                                   5,593,269

Partners' capital:
     General Partner                                                  125,960
     Limited Partners                                              15,484,740
                                                               ---------------
Total partners' capital                                            15,610,700
                                                               ---------------
Total liabilities and partners' capital                           $21,203,969
                                                               ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                              1998            1997
                                                              ----            ----
Revenues:
Leasing activities:
  Operating leases                                           $3,838,190      $6,558,582
  Direct financing leases                                     1,152,833       1,253,302
  Leveraged leases                                              187,485         186,094
  Gain on sales of assets                                       719,396       3,203,666
Interest income                                                  75,479          76,281
Other                                                            47,087           2,271
                                                          -------------- ---------------
                                                              6,020,470      11,280,196
Expenses:
Depreciation and amortization                                 2,379,210       4,846,725
Equipment and incentive management fees to General Partner      498,180         810,055
Interest expense                                                448,071         971,628
Provision for losses and impairments                            288,145         321,876
Administrative cost reimbursements to General Partner           268,282         303,642
Other                                                            94,243         156,841
Professional fees                                                31,781          35,746
                                                          -------------- ---------------
                                                              4,007,912       7,446,513
                                                          -------------- ---------------
Net income                                                   $2,012,558      $3,833,683
                                                          ============== ===============

Net income:
     General Partner                                           $ 20,126        $ 38,337
     Limited Partners                                         1,992,432       3,795,346
                                                          -------------- ---------------
                                                             $2,012,558      $3,833,683
                                                          ============== ===============

Net income per Limited Partnership unit                          $ 0.27          $ 0.51

Weighted average number of units outstanding                  7,487,350       7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                 Limited Partners    General
                                                                      Units           Amount         Partner         Total
Balance December 31, 1996                                              7,487,350    $ 30,662,718       $ 67,497     $30,730,215
Distributions to limited partners ($1.40  per Unit)                                  (10,481,300)             -     (10,481,300)
Net income                                                                             3,795,346         38,337       3,833,683
                                                                 ---------------- --------------- -------------- ---------------
Balance December 31, 1997                                              7,487,350      23,976,764        105,834      24,082,598
Distributions to limited partners ($1.40  per Unit)                                  (10,484,456)             -     (10,484,456)
Net income                                                                             1,992,432         20,126       2,012,558
                                                                 ---------------- --------------- -------------- ---------------
Balance December 31, 1998                                              7,487,350    $ 15,484,740      $ 125,960     $15,610,700
                                                                 ================ =============== ============== ===============










                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                1998            1997
                                                                ----            ----
Operating activities:
Net income                                                     $2,012,558      $3,833,683
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                              2,379,210       4,846,725
     Leveraged lease income                                      (187,485)       (186,094)
     Gain on sales of assets                                     (719,396)     (3,203,666)
     Provision for losses and impairments                         288,145         321,876
     Changes in operating assets and liabilities:
        Accounts receivable                                        11,190         213,391
        Accounts payable, General Partner                         413,384         (29,627)
        Accounts payable, other                                    21,354          57,237
        Deposits due to lessees                                         -         (97,772)
        Accrued interest payable                                  (11,710)        (64,988)
        Unearned operating lease income                          (227,398)         27,163
                                                            -------------- ---------------
Net cash provided by operating activities                       3,979,852       5,717,928

Investing activities:
Proceeds from sales of lease assets                             2,981,305      20,438,979
Reductions in net investment in direct financing leases         2,210,380       2,748,735
Purchases of equipment on direct financing leases                       -         (77,518)
Purchases of equipment on operating leases                              -         (42,227)
                                                            -------------- ---------------
Net cash provided by investing activities                       5,191,685      23,067,969

Financing activities:
Repayment of non-recourse debt                                 (2,305,286)    (13,510,922)
Distributions to limited partners                             (10,484,456)    (10,481,300)
Repayments of borrowings under line of credit                           -      (2,000,000)
Borrowings under line of credit                                         -         500,000
                                                            -------------- ---------------
Net cash used in financing activities                         (12,789,742)    (25,492,222)
                                                            -------------- ---------------

Net (decrease) increase in cash and cash equivalents           (3,618,205)      3,293,675
Cash and cash equivalents at beginning of period                3,990,096         696,421
                                                            -------------- ---------------
Cash and cash equivalents at end of period                       $371,891      $3,990,096
                                                            ============== ===============

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                           $459,781      $1,036,616
                                                            ============== ===============




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the State of California in September 1991, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 8, 1991, $100 of which represented the General Partner's continuing interest, and $500 of which represented the Initial Limited Partner's capital investment. The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

Upon the sale of the minimum amount of Units of Limited Partnership Interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1998, the original terms of the leases ranged from six months to ten years.

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

                                DECEMBER 31, 1998


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

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral.

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

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):


                                             1998            1997
                                             ----            ----
Financial statement basis of net assets    $15,610,700     $24,082,598
Tax basis of net assets                     11,479,530      16,870,296
                                         -------------- ---------------
Difference                                  $4,131,170      $7,212,302
                                         ============== ===============

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                            1998            1997
                                            ----            ----
Net income per financial statements        $2,012,558      $3,833,683
Adjustment to depreciation expense         (2,756,527)     (5,158,206)
Adjustments to revenues                     5,549,514      14,542,373
Provision for losses                          288,145         321,876
                                        -------------- ---------------
Net income per federal tax return          $5,093,690     $13,539,726
                                        ============== ===============

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1998.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


2. Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.


3. Investments in equipment and leases:

As of December 31, 1998, the Partnership's investments in equipment and leases consist of the following:

                                                                                   Depreciation
                                                                                    Expense or      Reclass-
                                                                                   Amortization   ifications or
                                                      1997          Additions       of Leases      Dispositions       1998
                                                      ----          ---------       ---------     --------------      ----
Net investment in operating leases                 $ 13,166,852                     $ (2,115,601)  $ (1,635,604)     $9,415,647
Net investment in direct financing leases             8,803,127                       (2,210,380)    (1,340,453)      5,252,294
Net investment in leveraged leases                    4,722,893                          187,485       (119,052)      4,791,326
Residual value interests                                582,057                                -              -         582,057
Assets held for lease or sale                           131,158                                -        833,200         964,358
Reserve for losses and impairments                     (627,854)      $ (288,145)              -              -        (915,999)
Initial direct costs, net of accumulated
   amortization of $887,930 in 1998
   and $1,022,825 in 1997                               597,256                -        (263,609)             -         333,647
                                                 --------------- ---------------- --------------- -------------- ---------------
                                                   $ 27,375,489       $ (288,145)   $ (4,402,105)  $ (2,261,909)    $20,423,330
                                                 =============== ================ =============== ============== ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1997, additions and dispositions during 1998 and as of December 31, 1998:

                                                                 Reclass-
                                                               ifications or
                                   1997          Additions      Dispositions       1998
                                   ----          ---------     --------------      ----
Construction                      $ 4,985,297                                     $4,985,297
Printing                            4,393,249                                      4,393,249
Transportation                      5,412,784                   $ (2,407,540)      3,005,244
Other                               2,054,576                         75,598       2,130,174
Manufacturing                       1,587,670                              -       1,587,670
Corporate aircraft                  2,470,969                     (1,142,400)      1,328,569
Ground support                      1,127,988                              -       1,127,988
Materials handling                  2,389,826                     (1,603,666)        786,160
Data processing                       851,561                       (432,149)        419,412
Office equipment                      216,080                              -         216,080
                              ---------------- --------------- -------------- ---------------
                                   25,490,000                     (5,510,157)     19,979,843
Less accumulated depreciation     (12,323,148)   $ (2,115,601)     3,874,553     (10,564,196)
                              ---------------- --------------- -------------- ---------------
                                  $13,166,852    $ (2,115,601)  $ (1,635,604)     $9,415,647
                              ================ =============== ============== ===============

Direct financing leases:

As of December 31, 1998, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1998:

Total minimum lease payments receivable                         $5,510,451
Estimated residual values of leased equipment (unguaranteed)     2,467,188
                                                            ---------------
Investment in direct financing leases                            7,977,639
Less unearned income                                            (2,725,345)
                                                            ---------------
Net investment in direct financing leases                       $5,252,294
                                                            ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

At December 31, 1998, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                             Direct
          Year ending     Operating        Financing
          December 31,      Leases          Leases           Total
                   1999    $ 2,464,730      $ 2,166,596     $ 4,631,326
                   2000      1,556,788        1,640,329       3,197,117
                   2001      1,004,147        1,124,749       2,128,896
                   2002        853,994          555,117       1,409,111
                   2003        622,541           23,660         646,201
                        --------------- ---------------- ---------------
                           $ 6,502,200      $ 5,510,451    $ 12,012,651
                        =============== ================ ===============

Leveraged leases:

As of December 31, 1998, investment in leveraged leases consists of an air separation plant and materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1998:

Aggregate rentals receivable                                        $3,647,237
Less aggregate principal and interest payable on non-recourse loans (1,182,700)
Estimated residual value of leased assets                            2,939,373
Less unearned income                                                  (612,584)
                                                                   ------------
Net investment in leveraged leases                                 $ 4,791,326
                                                                   ============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                             Balance 12/31/96         $ 305,978
                             Provision                  321,876
                                                 ---------------
                             Balance 12/31/97           627,854
                             Provision                  288,145
                                                 ---------------
                             Balance 12/31/98         $ 915,999
                                                 ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


4.  Non-recourse debt:

At December 31, 1998, non-recourse debt, other than that related to leveraged leases which are accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.5% to 8.98%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1998, the carrying value of the pledged assets is approximately $7,002,756. The notes mature from 1999 through 2003.

Future minimum payments of non-recourse debt are as follows:

               Year ending
              December 31,   Principal        Interest          Total
                      1999    $ 2,045,296        $ 287,129     $ 2,332,425
                      2000      1,535,205          151,656       1,686,861
                      2001        697,282           56,062         753,344
                      2002        250,450           19,870         270,320
                      2003        106,480            2,861         109,341
                           --------------- ---------------- ---------------
                              $ 4,634,713        $ 517,578     $ 5,152,291
                           =============== ================ ===============


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

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1998 and 1997:

                                                                                       1998            1997
                                                                                       ----            ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in
the Limited Partnership Agreement).                                                     $498,180        $810,055

Administrative cost reimbursements to General Partner                                    268,282         303,642
                                                                                   -------------- ---------------
                                                                                        $766,462      $1,113,697
                                                                                   ============== ===============


6.  Partners' capital:

As of December 31, 1998, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

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

                                DECEMBER 31, 1998


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

There were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                   1998             1997
                                                   ----             ----
          Printing and publishing                   28%             13%
          Transportation                            24%              *
          Miscellaneous manufacturing               22%             14%
          Chemicals manufacturing                    *              18%

          *  Less than 10%.

During 1998, two customers comprised 20% and 13%, respectively, of the Partnership's revenues from leases. During 1997, three customers comprised 18%, 15% and 14%, respectively, of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1998, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1998. At December 31, 1998, $13,070,344 was available under this agreement.


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1998 is $4,578,113.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                        Chairman of the Board of Directors of ACG,
                                  AFC, ALC, AEC, AIS and ASC; Presidentand Chief
                                  Executive Officer of ACG, AFC and AEC

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

Donald E. Carpenter               Vice President and Controller of ACG, AFC,
                                  ALC, AEC and AIS; Chief Financial Officer of ASC

Vasco H. Morais                   Senior Vice President, Secretary and General
                                  Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock                Director of Asset Management of AEC

Carl W. Magnuson                  Vice President - Syndication of ALC

Barbara F. Medwadowski            Vice President - Syndication of ALC

James A. Kamradt                  Director of Pricing and Syndication of ALC

Thomas D. Sbordone                Senior Vice President - Marketing of ALC

Russell H. Wilder                 Vice President - Credit of AEC

John P. Scarcella                 Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 35, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President - Syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid for the years ended December 31, 1998 and 1997 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partner or its Affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 1998 and 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

                         (1) 2)                              (3)                             (4)
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

Limited Partnership Units    Dean Cash                       Initial Limited Partner Units   0.0003%
                             235 Pine Street, 6th Floor      25 Units ($250)
                             an Francisco, CA 94104          (owned by wife)

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a) Financial Statements and Schedules

                              1. Financial Statements Included in Part II of this report:

                                  Balance Sheet at December 31, 1998

                                  Statements of Income for the years ended
                                  December 31, 1998 and 1997

                                  Statements of Changes in Partners' Capital for the years ended December 31, 1998 and 1997

                                  Statements of Cash Flows for the years ended
                                  December 31, 1998 and 1997

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

                         (b) Reports on Form 8-K for the fourth quarter of 1998 None

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



                             Date:3/26/1999

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


           SIGNATURE                     CAPACITIES                     DATE



/s/  A. J. Batt         President, chairman and chief executive       3/26/1999
------------------------ officer of ATEL Financial Corporation
        A. J. Batt




 /s/ Dean Cash          Executive vice president and director of      3/26/1999
------------------------ ATEL Financial Corporation
         Dean Cash



/s/ Donald E. Carpenter Principal financial officer of registrant;     3/26/1999
------------------------ principal financial officer of ATEL
    Donald E. Carpenter Financial Corporation Principal accounting officer of registrant; principal accounting
                        officer of ATEL Financial Corporation