Form 10QSB
period 1999-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 1999-05-17
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       |X|Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934.
                          For the quarterly period ended March 31, 1999

                       |_|Transition Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934.
                          For the transition period from _______ to _______

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 1999
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                          $ 1,352,080

Accounts receivable                                                    509,009

Investments in leases                                               17,916,688
                                                               ----------------
Total assets                                                       $19,777,777
                                                               ================


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                  $ 4,040,049
Accounts payable:
     General Partner                                                   104,843
     Other                                                             260,432
Accrued interest payable                                                17,752
Unearned operating lease income                                        125,168
                                                               ----------------
Total liabilities                                                    4,548,244

Partners' capital:
     General Partner                                                   148,358
     Limited Partners                                               15,081,175
                                                               ----------------
Total partners' capital                                             15,229,533
                                                               ----------------
Total liabilities and partners' capital                            $19,777,777
                                                               ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                               1999             1998
                                                               ----             ----
Revenues:
Leasing activities:
   Operating leases                                             $ 894,736        $ 904,403
   Direct financing leases                                        207,251          295,608
   Leveraged leases                                                67,619           46,872
    Gain on sale of assets                                      1,980,007           31,132
Interest                                                            2,094           33,439
Other                                                               4,851            3,042
                                                          ---------------- ----------------
                                                                3,156,558        1,314,496
                                                          ---------------- ----------------
Expenses:
Depreciation and amortization                                     537,595          613,784
Equipment and incentive management fees to General Partner        182,397          110,081
Interest                                                           99,461          128,412
Other                                                              60,702           18,094
Administrative cost reimbursements to General Partner              30,609           78,798
Professional fees                                                   5,959            3,138
Provision for losses                                                    -           13,145
                                                          ---------------- ----------------
                                                                  916,723          965,452
                                                          ---------------- ----------------
Net income                                                     $2,239,835        $ 349,044
                                                          ================ ================

Net income:
     General Partner                                             $ 22,398          $ 3,490
     Limited Partners                                           2,217,437          345,554
                                                          ---------------- ----------------
                                                               $2,239,835        $ 349,044
                                                          ================ ================
Net income per Limited Partnership unit                            $ 0.30           $ 0.05
Weighted average number of units outstanding                    7,487,350        7,487,350

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1999
                                   (Unaudited)

                                           Limited Partners             General
                                      Units            Amount           Partner           Total
Balance December 31, 1998              7,487,350       $15,484,740        $ 125,960      $15,610,700
Distributions to limited partners                       (2,621,002)                       (2,621,002)
Net income                                               2,217,437           22,398        2,239,835
                                 ---------------- ----------------- ---------------- ----------------
Balance March 31, 1999                 7,487,350       $15,081,175        $ 148,358      $15,229,533
                                 ================ ================= ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)


Operating activities:                                                       1999             1998
                                                                            ----             ----
Net income                                                                  $2,239,835        $ 349,044
Adjustments to reconcile net income to net cash provided by operations:
   Leveraged lease income                                                      (67,619)         (46,872)
   Depreciation and amortization                                               537,595          613,784
   Gain on sale of asset                                                    (1,980,007)         (31,132)
   Provision for losses                                                              -           13,145
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (100,261)          79,288
     Accounts payable, General Partner                                        (353,401)          46,323
     Accounts payable, other                                                    43,251          (25,808)
     Accrued interest payable                                                   (2,454)          (3,293)
     Unearned operating lease income                                          (137,757)         (50,480)
                                                                       ---------------- ----------------
Net cash from operations                                                       179,182          943,999
                                                                       ---------------- ----------------

Investing activities:
Proceeds from sales of lease assets                                          3,620,439          130,676
Reduction in investment in direct financing leases                             394,994          666,838
Reduction in investment in leveraged leases                                      1,240                -
                                                                       ---------------- ----------------
Net cash provided by investing activities                                    4,016,673          797,514
                                                                       ---------------- ----------------

Financing activities:
Distributions to limited partners                                           (2,621,002)      (2,618,605)
Repayment of non-recourse debt                                                (594,664)        (561,023)
                                                                       ---------------- ----------------
Net cash used in financing activities                                       (3,215,666)      (3,179,628)
                                                                       ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                           980,189       (1,438,115)
Cash and cash equivalents at beginning of period                               371,891        3,990,096
                                                                       ---------------- ----------------
Cash and cash equivalents at end of period                                  $1,352,080      $ 2,551,981
                                                                       ================ ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                         $ 101,915        $ 131,705
                                                                       ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

As of February 3, 1993, the Partnership had received subscriptions for 7,500,000 Limited Partnership Units ($75,000,000) in addition to the Initial Limited Partners' 50 Units. Of those subscriptions, 7,487,350 Units ($74,873,500) were issued and outstanding as of March 31, 1999.

The Partnership's business consists of leasing various types of equipment. As of March 31, 1999, the original terms of the Partnership's leases were from two to ten years.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                 Depreciation
                                                                                  Expense or        Reclassi-
                                                              December 31,       Amortization     fications or       March 31,
                                                                   1998           of Leases       Dispositions         1999
                                                                   ----           ---------      --------------        ----
Net investment in operating leases                                 $9,415,647        $ (448,027)      $ (338,813)     $ 8,628,807
Net investment in direct financing leases                           5,252,294          (394,994)        (773,195)       4,084,105
Net investment in leveraged leases                                  4,791,326            66,379         (409,323)       4,448,382
Residual value interests                                              582,057                 -                -          582,057
Reserve for losses                                                   (915,999)                -                -         (915,999)
Assets held for sale or lease                                         964,358                 -         (119,101)         845,257
Initial direct costs, net of accumulated amortization
    of $911,060 in 1999 and $887,930 in 1998                          333,647           (89,568)               -          244,079
                                                            ------------------ ----------------- ---------------- ----------------
                                                                  $20,423,330        $ (866,210)    $ (1,640,432)     $17,916,688
                                                            ================== ================= ================ ================


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, acquisitions and dispositions during the quarter ended March 31, 1999 and as of March 31, 1999.

                                December 31,                     1st Quarter        March 31,
                                  1998           Additions      Dispositions          1999
                                  ----           ---------      ------------          ----
Construction                      $4,985,297                                         $ 4,985,297
Printing                           4,393,249                                           4,393,249
Transportation                     3,005,244                         $ (795,725)       2,209,519
Other                              2,130,174                                  -        2,130,174
Manufacturing                      1,587,670                                  -        1,587,670
Corporate aircraft                 1,328,569                                  -        1,328,569
Ground support                     1,127,988                                  -        1,127,988
Materials handling                   786,160                                  -          786,160
Data processing                      419,412                                  -          419,412
Office equipment                     216,080                           (152,104)          63,976
                             ---------------- ----------------- ---------------- ----------------
                                  19,979,843                           (947,829)      19,032,014
Less accumulated depreciation    (10,564,196)       $ (448,027)         609,016      (10,403,207)
                             ---------------- ----------------- ---------------- ----------------
                                  $9,415,647        $ (448,027)      $ (338,813)     $ 8,628,807
                             ================ ================= ================ ================

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3. Investment in leases (continued):

At March 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

            Year ending      Operating      Direct Financing
           December 31,       Leases            Leases            Total
                   1999        $1,944,392        $1,313,431       $3,257,823
                   2000         1,555,134         1,245,769        2,800,903
                   2001         1,002,493           730,189        1,732,682
                   2002           852,339           292,157        1,144,496
                   2003           620,887           205,200          826,087
             Thereafter                 -            17,100           17,100
                          ---------------- ----------------- ----------------
                               $5,975,245        $3,803,846       $9,779,091
                          ================ ================= ================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 8.85%.

Future minimum principal payments of non-recourse debt are as follows:

            Year ending
           December 31,      Principal         Interest           Total
                   1999        $1,450,632         $ 200,404       $1,651,036
                   2000         1,535,205           151,656        1,686,861
                   2001           697,282            56,062          753,344
                   2002           250,450            19,870          270,320
                   2003           106,480             2,861          109,341
                          ---------------- ----------------- ----------------
                               $4,040,049         $ 430,853       $4,470,902
                          ================ ================= ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                     1999             1998
                                                                                     ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                      $ 182,397        $ 110,081

Administrative costs reimbursed to General Partner                                       30,609           78,798
                                                                                ---------------- ----------------
                                                                                      $ 213,006        $ 188,879
                                                                                ================ ================


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

The Partnership had no borrowings under the agreement during 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During 1998, the Partnership's primary source of liquidity was rents from operating leases. During 1999, the Partnership's primary source of liquidity was proceeds from sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

Through March 31, 1999, the Partnership had borrowed approximately $38,342,000 with a remaining unpaid balance of approximately $4,040,000. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At March 31, 1999, there were no such commitments.

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

The Partnership made distributions of cash from 1999 first quarter operations in February, March and April 1999. The amount of the distributions totaled $.35 per Unit. This was paid in either monthly amounts of $.11667 per Unit or in one quarterly payment of $.35 per Unit in April 1999. These distributions are equal to an annualized distribution rate of 14%.

Rents from operating leases were the primary sources of cash flows from operations in the first quarter of both 1999 and 1998. The amounts of such rents decreased from 1998 to 1999 by $9,667.

Sources of cash from investing activities in 1999 and 1998 consisted primarily of the proceeds of the sales of lease assets and cash flows from direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash flows from direct financing leases decreased by $271,844. Lease rents have declined due to lease terminations and sales of assets.

In the first quarter of 1999 and 1998, there were no financing sources of cash flows. Repayments of non-recourse debt have decreased as a larger portion of the scheduled debt payments has been applied to principal reductions as opposed to interest payments.


Results of Operations

Operations in the first quarter of 1999 resulted in net income of $2,239,835 compared to $$349,044 in 1998.

Operating lease revenues and the related depreciation expense have decreased as a result of asset sales over the last year. Sales of these assets were not significant in the first quarter of 1998. In 1999, sales of lease assets increased significantly and the amounts of gains recognized on those sales has increased as well.

Depreciation expense has decreased as a result of operating lease asset sales over the last year.

As scheduled debt payments have been made over the last year, debt balances have been significantly reduced. As a result, interest expense has decreased compared to the prior year.

In 1999, a larger portion of the cash distributed to the Limited Partners was subject to the incentive management fee. This resulted in an increase of $77,861 of these fees although the distributions to the Limited Partners were virtually unchanged.

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

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                                    (a)Documents filed as a part of this report

                                    1.   Financial Statements

                                         Included in Part I of this report:

                                         Balance Sheet, March 31, 1999.

                                         Income  statements  for the three month
                                            periods  ended  March  31,  1999 and
                                            1998.
                                         Statement  of  changes   in   partners'
                                            capital for the three  months  ended
                                            March 31, 1999.
                                         Statements  of cash flows for the three
                                            month  periods  ended March 31, 1999
                                            and 1998.
                                         Notes to the Financial Statements

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

Date:
May 14, 1999

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



             By:ATEL Financial Corporation
                General Partner of Registrant




                            By:   /s/ A. J. Batt
                                  ----------------------------------
                                  A. J. Batt
                                  President and Chief Executive Officer
                                  of General Partner




                            By:   /s/ Dean L. Cash
                                  ----------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




             By:/s/ Paritosh K. Choksi
                -----------------------------------
                Paritosh K. Choksi
                Principal financial officer
                of registrant




             By:/s/ Donald E. Carpenter
                -----------------------------------
                Donald E. Carpenter
                Principal accounting
                officer of registrant