Form 10QSB
period 1999-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1999-08-13
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 1999

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 1999
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                        $6,865,020

Accounts receivable                                                 305,939

Investments in leases                                            12,530,869
                                                            ----------------
                                                                $19,701,828
                                                            ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                               $ 3,529,819

Accounts payable:
   General partners                                                  45,975
   Other                                                            199,454

Accrued interest payable                                             15,528

Unearned operating lease income                                     157,866
                                                            ----------------
Total liabilities                                                 3,948,642

Partners' capital:
     General partners                                               179,809
     Limited partners                                            15,573,377
                                                            ----------------
Total partners' capital                                          15,753,186
                                                            ----------------
                                                                $19,701,828
                                                            ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                Six Months                       Three Months
                                                              Ended June 30,                    Ended June 30,
                                                          1999             1998             1999             1998
Revenues:
Lease revenues:
   Operating leases                                       $1,505,948       $1,906,135         $611,212       $1,001,732
   Direct financing leases                                   356,176          565,799          148,925          270,191
   Leveraged leases                                           80,864           93,742           13,245           46,870
Gain on sale of assets                                     5,137,639           48,343        3,157,632           17,211
Interest income                                               47,838           59,687           45,744           26,248
Other income                                                  12,012            4,093            7,161            1,051
                                                     ---------------- ---------------- ---------------- ----------------
                                                           7,140,477        2,677,799        3,983,919        1,363,303
Expenses:
Depreciation                                                 854,275        1,086,519          406,248          529,067
Equipment and incentive management fees                      353,153          265,280          170,756          155,199
Interest                                                     173,756          251,740           74,295          123,328
Other                                                        141,984           59,228           81,282           41,134
Amortization                                                 111,445          117,593           21,877           61,261
Administrative cost reimbursements                           100,007          119,085           69,398           40,287
Professional fees                                             20,959            8,369           15,000            5,231
Provision for losses                                               -           13,145                -                -
                                                     ---------------- ---------------- ---------------- ----------------
                                                           1,755,579        1,920,959          838,856          955,507
                                                     ---------------- ---------------- ---------------- ----------------
Net income                                                $5,384,898         $756,840       $3,145,063         $407,796
                                                     ================ ================ ================ ================
Net income:
     General partners                                        $53,849           $7,568          $31,451           $4,078
     Limited partners                                      5,331,049          749,272        3,113,612          403,718
                                                     ---------------- ---------------- ---------------- ----------------
                                                          $5,384,898         $756,840       $3,145,063         $407,796
                                                     ================ ================ ================ ================

Net income per limited partnership unit                        $0.71            $0.10            $0.42            $0.05
Weighted average number of units
   outstanding                                             7,487,350        7,487,350        7,487,350        7,487,350

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                                   (Unaudited)

                                                      Limited Partners      General
                                           Units           Amount          Partners           Total
Balance December 31, 1998                   7,487,350      $15,484,740        $ 125,960      $15,610,700
Distributions to limited partners                           (5,242,412)               -       (5,242,412)
Net income                                                   5,331,049           53,849        5,384,898
                                      ---------------- ---------------- ---------------- ----------------
Balance June 30, 1999                       7,487,350      $15,573,377         $179,809      $15,753,186
                                      ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                Six Months                       Three Months
                                                              Ended June 30,                    Ended June 30,
                                                          1999             1998             1999             1998
Operating activities:
Net income                                               $ 5,384,898        $ 756,840      $ 3,145,063        $ 407,796
Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation                                              854,275        1,086,519          406,248          529,067
   Amortization                                              111,445          117,593           21,877           61,261
   Leveraged lease income                                    (80,864)         (93,742)         (13,245)         (93,742)
   Gain on sale of assets                                 (5,137,639)         (48,343)      (3,157,632)         (17,211)
   Provision for losses                                            -           13,145                -                -
     Changes in operating assets and liabilities:
        Accounts receivable                                  102,809          124,157          203,070           44,869
        Accounts payable, general partner                   (412,269)        (165,490)         (58,868)        (211,813)
        Accounts payable, other                              (17,727)         549,983          (60,978)         575,791
        Accrued interest payable                              (4,678)            (634)          (2,224)           2,659
        Unearned operating lease income                     (105,059)         (54,865)          32,698           (4,385)
                                                     ---------------- ---------------- ---------------- ----------------
Net cash from operations                                     695,191        2,285,163          516,009        1,294,292
                                                     ---------------- ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                             11,397,850          496,550        7,777,411          365,874
Reduction in investment in direct financing
   leases                                                    747,394        1,279,275          352,400          612,437
Reduction in investment in leveraged leases                        -                -           (1,240)          46,872
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                 12,145,244        1,775,825        8,128,571        1,025,183
                                                     ---------------- ---------------- ---------------- ----------------

Financing activities:
Payments of non-recourse debt                             (1,104,894)      (1,135,103)        (510,230)        (574,080)
Distributions to limited partners                         (5,242,412)      (5,241,913)      (2,621,410)      (2,623,308)
                                                     ---------------- ---------------- ---------------- ----------------
Net cash used by financing activities                     (6,347,306)      (6,377,016)      (3,131,640)      (3,197,388)
                                                     ---------------- ---------------- ---------------- ----------------
Net decrease in cash and cash
   equivalents                                             6,493,129       (2,316,028)       5,512,940         (877,913)
Cash at beginning of period                                  371,891        3,990,096        1,352,080        2,551,981
                                                     ---------------- ---------------- ---------------- ----------------
Cash at end of period                                    $ 6,865,020      $ 1,674,068      $ 6,865,020      $ 1,674,068
                                                     ================ ================ ================ ================

Supplemental disclosures of cash flow information:

Cash paid during period for interest                       $ 178,434        $ 252,374         $ 76,519        $ 120,669
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

The Partnership's business consists of leasing various types of equipment. As of June 30, 1999, the original terms of the leases were from six months to eight years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                        Expense or        Reclass-
                                                      December 31,     Amortization     ifications &       June 30,
                                                          1998           of Leases      Dispositions         1999
                                                          ----           ---------     --------------        ----
Net investment in operating leases                       $ 9,415,647       $ (854,275)      $ (656,093)      $7,905,279
Net investment in direct financing leases                  5,252,294         (747,394)        (303,192)       4,201,708
Net investment in leveraged leases                         4,791,326           80,864       (4,872,190)               -
Residual value interests                                     582,057                -                -          582,057
Equipment held for lease                                     964,358                -         (571,376)         392,982
Initial direct costs, net of accumulated
   amortization of $911,060 in 1998 and
   $649,058 in 1999                                          333,647         (111,445)        (121,277)         100,925
Reserve for losses                                          (915,999)               -          263,917         (652,082)
                                                   ------------------ ---------------- ---------------- ----------------
                                                         $20,423,330      $(1,632,250)     $(6,260,211)     $12,530,869
                                                   ================== ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, acquisitions and dispositions during the quarters ended March 31, 1999 and June 30, 1999 and as of June 30, 1999.

                                                                Acquisitions &
                               December 31,                      Dispositions       June 30,
                                   1998          1st Quarter      2nd Quarter         1999
                                   ----          -----------      -----------         ----
Construction                      $ 4,985,297                                        $ 4,985,297
Printing                            4,393,249                                          4,393,249
Transportation                      3,005,244       $ (795,725)      $ (761,633)       1,447,886
Other                               2,130,174                -                -        2,130,174
Manufacturing                       1,587,670                -                -        1,587,670
Corporate aircraft                  1,328,569                -                -        1,328,569
Ground support                      1,127,988                -                -        1,127,988
Materials handling                    786,160                -                -          786,160
Data processing                       419,412                -                -          419,412
Office equipment                      216,080         (152,104)        (125,128)         (61,152)
                              ---------------- ---------------- ---------------- ----------------
                                   19,979,843         (947,829)        (886,761)      18,145,253
Less accumulated depreciation     (10,564,196)         160,989          163,233      (10,239,974)
                              ---------------- ---------------- ---------------- ----------------
                                  $ 9,415,647        ($786,840)       ($723,528)      $7,905,279
                              ================ ================ ================ ================

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995, 1996 and 1997.

At June 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

              Year ending       Direct
             December 31,      Financing        Operating          Total
                     1999          $939,787       $1,321,865       $2,261,652
                     2000         1,437,289        1,659,731        3,097,020
                     2001           921,709          999,089        1,920,798
                     2002           483,677          848,936        1,332,613
                     2003           396,720          617,484        1,014,204
               Thereafter           176,700                -          176,700
                            ---------------- ---------------- ----------------
                                 $4,355,882       $5,447,105       $9,802,987
                            ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.47% to 9.35%.

Future minimum principal payments of long-term non-recourse debt as of June 30, 1999 are as follows:

           Year ending
          December 31,      Principal        Interest           Total
                  1999          $940,402         $123,885       $1,064,287
                  2000         1,535,205          151,656        1,686,861
                  2001           697,282           56,062          753,344
                  2002           250,450           19,870          270,320
                  2003           106,480            2,861          109,341
                         ---------------- ---------------- ----------------
                              $3,529,819         $354,334       $3,884,153
                         ================ ================ ================


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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                               1999             1998
                                               ----             ----
Reimbursement of administrative costs           $ 100,007        $ 119,085

Incentive and equipment management fees           353,153          265,280
                                          ---------------- ----------------
                                                 $453,160         $384,365
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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

The Partnership had no borrowings under the agreement during 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1999.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during 1999 were lease revenues, proceeds from the sales of lease assets and borrowings under the line of credit. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The general partner envisions no such requirements for operating purposes.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

As of June 30, 1999, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of $3,529,819. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1999, there were no such commitments.

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

Cash Flows, 1999 vs. 1998:

Six months:

During the first six months of 1999, proceeds from sales of lease assets was the primary sources of cash flows.

Cash flows from operations decreased by $1,589,972 from ($2,285,163) in 1998 to $695,191 in 1999. The decrease is a result of decreased operating and direct financing lease revenues and by increases in the amounts of cash used to reduce certain accounts payable compared to 1998.

Sources of cash from investing activities consisted of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases. Proceeds from sales of assets increased from $496,550 in 1998 to $11,397,850 in 1999.

In 1999 and 1998, there were no sources of cash from financing activities. The amounts of cash used to repay non-recourse debt and the amounts distributed to the Limited Partners did not change significantly.

Three months:

Proceeds from sales of lease assets was the primary source of cash flows in the second quarter of 1999.

Operating lease rents have decreased by $6390,520 from the prior year due to asset sales during the preceding twelve months. These rents are the primary source of cash from operations.

In 1999, proceeds from lease assets sales were the most significant source of cash from investing activities. They increased from $365,874 in 1998 to $7,777,411 in 1999 due to increased amounts of asset sales as noted above for the six month period.

During the second quarter of 1999 and 1998, there were no financing sources of cash. Payments of non-recourse debt decreased slightly for the same reasons as noted above for the six month period.


Results of Operations

In 1999, operations resulted in net income of $5,384,898 for the six month period and $3,145,063 for the three month period. Operations in the 1998 resulted in net income of $756,840 for the six month period and $407,796 for the three month period.

Revenues increased from $2,677,799 in 1998 to $7,140,477 in 1999, an increase of $4,462,678. Operating lease revenues declined by $406,187 due to lease terminations and sales of the related assets. Gains recognized on sales of assets increased by $5,089,296 compared to 1998. Most of the assets sold were assets which had been on leveraged leases.

The Partnership's operating expenses decreased by $165,380 for the six month period and by $116,651 for the three month period. Most of the decrease resulted from decreased depreciation expense. Depreciation has decreased as operating leases have matured and as the underlying assets have been sold over the last year.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheet, June 30, 1999

                        Income statements for the six and three month periods ended June 30, 1999 and 1998.

                        Statement of changes in partners' equity for the six months ended June 30, 1999.

                        Statements of cash flows for the six and three month periods ended June 30, 1999 and 1998.

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

Date:
August 13, 1999

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                             By: ATEL Financial Corporation
                                 General Partner of Registrant




                             By:    /s/ A.  J.  BATT
                                   ---------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of General Partner




                             By:     /s/ DEAN L. CASH
                                   ---------------------------------
                                   Dean L. Cash
                                   Executive Vice President
                                   of General Partner




                             By:   /s/ PARITOSH K. CHOKSI
                                 ----------------------------------------------
                                 Paritosh K. Choksi
                                 Principal financial officer of registrant




                             By:   /s/ DONALD E.  CARPENTER
                                 ----------------------------------------------
                                 Donald E.  Carpenter,
                                 Principal accounting officer of
                                 registrant