Form 10QSB
period 1999-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 1999-11-15
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999

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

                                    Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $7,859,670

Accounts receivable                                                     185,198

Investment in leases                                                  9,177,825
                                                               -----------------
                                                                   $ 17,222,693
                                                               =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $3,021,087
Accounts payable:
   General Partner                                                       56,503
   Other                                                                165,343
Accrued interest                                                         13,463
Unearned operating lease income                                         299,619
                                                               -----------------
Total liabilities                                                     3,556,015

Partners' capital:
     General Partner                                                    185,153
     Limited Partners                                                13,481,525
                                                               -----------------
Total partners' capital                                              13,666,678
                                                               -----------------
                                                                   $ 17,222,693
                                                               =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                  Nine Months Ended                   Three Months Ended
                                                                     September 30,                       September 30,
Revenues:                                                       1999              1998              1999              1998
                                                                ----              ----              ----              ----
Lease revenues:
   Operating                                                    $2,156,039       $ 2,751,484         $ 650,091         $ 845,349
   Direct financing                                                515,961           821,370           159,785           255,571
   Leveraged                                                        80,864           140,614                 -            46,872
   Gain on sales of assets                                       5,423,105           153,476           285,466           105,133
Interest income                                                    138,558            71,424            90,720            11,737
Other                                                               13,303            26,486             1,291            22,393
                                                          ----------------- ----------------- ----------------- -----------------
                                                                 8,327,830         3,964,854         1,187,353         1,287,055
Expenses:
Depreciation and amortization                                    1,328,425         1,762,137           362,705           558,025
Management fees                                                    525,619           366,309           172,466           101,029
Interest                                                           238,336           352,431            64,580           100,691
Administrative cost reimbursements                                 168,992           189,635            68,985            70,550
Other                                                              118,289            75,113           (23,695)           15,885
Professional fees                                                   28,834            25,767             7,875            17,398
Provision for losses                                                     -            13,145                 -                 -
                                                          ----------------- ----------------- ----------------- -----------------
                                                                 2,408,495         2,784,537           652,916           863,578
                                                          ----------------- ----------------- ----------------- -----------------
Net income                                                      $5,919,335       $ 1,180,317         $ 534,437         $ 423,477
                                                          ================= ================= ================= =================
Net income:
     General Partner                                              $ 59,193          $ 11,803           $ 5,344           $ 4,235
     Limited Partners                                            5,860,142         1,168,514           529,093           419,242
                                                          ----------------- ----------------- ----------------- -----------------
                                                                $5,919,335       $ 1,180,317         $ 534,437         $ 423,477
                                                          ================= ================= ================= =================
Net income per Limited Partnership unit                              $0.78             $0.16             $0.07             $0.06
Weighted average number of units outstanding                     7,487,350         7,487,350         7,487,350         7,487,350

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)


                                                   Limited Partners       General
                                       Units             Amount           Partner            Total
Balance December 31, 1998                7,487,350      $ 15,484,740         $ 125,960      $ 15,610,700
Distributions to limited partners                         (7,863,357)                -        (7,863,357)
Net income                                                 5,860,142            59,193         5,919,335
                                  ----------------- ----------------- ----------------- -----------------
Balance September 30, 1999               7,487,350      $ 13,481,525         $ 185,153      $ 13,666,678
                                  ================= ================= ================= =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                      $5,919,335       $ 1,180,317         $ 534,437         $ 423,477
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                               1,328,425         1,762,137           362,705           558,025
     Leveraged lease income                                        (80,864)         (140,614)                -           (46,872)
     Gain on sales of assets                                    (5,423,105)         (153,476)         (285,466)         (105,133)
     Provision for losses                                                -            13,145                 -                 -
Changes in operating assets and liabilities:
   Accounts receivable                                             223,550           155,611           120,741            31,454
   Accounts payable, General Partner                              (401,741)              721            10,528           166,211
   Accounts payable, other                                         (51,838)        1,248,094           (34,111)          698,111
   Accrued interest                                                 (6,743)           (8,679)           (2,065)           (8,045)
   Unearned operating lease income                                  36,694          (244,111)          141,753          (189,246)
                                                          ----------------- ----------------- ----------------- -----------------
Net cash from operations                                         1,543,713         3,813,145           848,522         1,527,982
                                                          ----------------- ----------------- ----------------- -----------------

Investing activities:
Reduction of net investment in direct financing
   leases                                                        1,100,207         1,871,948           352,813           592,673
Proceeds from sales of lease assets                             14,320,842           652,642         2,922,992           156,092
                                                          ----------------- ----------------- ----------------- -----------------
Net cash provided by investing activities                       15,421,049         2,524,590         3,275,805           748,765
                                                          ----------------- ----------------- ----------------- -----------------

Financing activities:
Repayment of non-recourse debt                                  (1,613,626)       (1,709,200)         (508,732)         (574,097)
Distributions to limited partners                               (7,863,357)       (7,862,543)       (2,620,945)       (2,620,630)
                                                          ----------------- ----------------- ----------------- -----------------
Net cash used in financing activities                           (9,476,983)       (9,571,743)       (3,129,677)       (3,194,727)
                                                          ----------------- ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                   7,487,779        (3,234,008)          994,650          (917,980)
Cash and cash equivalents at beginning of
   period                                                          371,891         3,990,096         6,865,020         1,674,068
                                                          ================= ================= ================= =================
Cash and cash equivalents at end of period                      $7,859,670         $ 756,088        $7,859,670         $ 756,088
                                                          ================= ================= ================= =================


Supplemental disclosures of cash flow
   information:

Cash paid for interest                                           $ 245,079         $ 361,110          $ 66,645         $ 108,736
                                                          ================= ================= ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


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

2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-
                                                            December 31,      Amortization      ifications &     September 30,
                                                                1998           of Leases        Dispositions          1999
                                                                ----           ---------      - -------------         ----
Net investment in operating leases                              $9,415,647       $(1,190,219)     $ (2,888,802)       $5,336,626
Net investment in direct financing leases                        5,252,294        (1,100,207)         (318,458)        3,833,629
Net investment in leveraged leases                               4,791,326            80,864        (4,872,190)                -
Equipment held for sale or lease                                   964,358                 -          (960,927)            3,431
Residual value interests                                           582,057                 -                 -           582,057
Initial direct costs, net of accumulated
   amortization of $514,804 in 1999 and $934,748
   in 1998                                                         333,647          (138,206)         (121,277)           74,164
Reserve for losses                                                (915,999)                -           263,917          (652,082)
                                                          ----------------- ----------------- ----------------- -----------------
                                                               $20,423,330       $(2,347,768)     $ (8,897,737)       $9,177,825
                                                          ================= ================= ================= =================

At September 30, 1999, equipment on operating leases consists of the following:

                                           Balance                                                                  Balance
                                         December 31,        Acquisitions, Dispositions & Reclassifications      September 30,
                                             1998           1st Quarter       2nd Quarter     3rd Quarter             1999
                                             ----           -----------       -----------     -----------             ----
Printing                                     $ 4,393,249                                            $1,160,500        $5,553,749
Transportation                                 3,005,244        $ (795,725)       $ (761,633)        2,025,313         3,473,199
Construction equipment                         4,985,297                                            (2,534,118)        2,451,179
Ground support equipment                       1,127,988                 -                 -                 -         1,127,988
Manufacturing                                  1,587,670                 -                 -          (991,870)          595,800
Materials handling                               786,160                 -                 -          (522,089)          264,071
Data processing                                  419,412                 -                 -          (394,290)           25,122
Other                                          2,130,174                 -           (61,152)       (2,069,022)                -
Corporate aircraft                             1,328,569                 -                 -        (1,328,569)                -
Office equipment                                 216,080          (152,104)          (63,976)                                  -
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                              19,979,843          (947,829)         (886,761)       (4,654,145)       13,491,108
Accumulated depreciation                     (10,564,196)          160,989           163,233         2,085,492        (8,154,482)
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                             $ 9,415,647        $ (786,840)       $ (723,528)     $ (2,568,653)       $5,336,626
                                      =================== ================= ================= ================= =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating         Financing           Total
 Three months ending December 31, 1999         $ 504,408         $ 427,188         $ 931,596
         Year ending December 31, 2000         1,655,807         1,437,289         3,093,096
                                  2001           995,166           921,709         1,916,875
                                  2002           845,013           483,677         1,328,690
                                  2003           613,561           396,720         1,010,281
                            Thereafter                 -           176,700           176,700
                                        ----------------- ----------------- -----------------
                                             $ 4,613,955        $3,843,283        $8,457,238
                                        ================= ================= =================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.69% to 8.95%.

Future minimum principal payments of non-recourse debt as of September 30, 1999 are as follows:

                                         Principal          Interest           Total
Three months ending December 31, 1999        $ 431,670          $ 57,240         $ 488,910
        Year ending December 31, 2000        1,535,205           151,656         1,686,861
                                 2001          697,282            56,062           753,344
                                 2002          250,450            19,870           270,320
                                 2003          106,480             2,861           109,341
                                      ----------------- ----------------- -----------------
                                           $ 3,021,087         $ 287,689        $3,308,776
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

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                 1999              1998
                                                 ----              ----
Incentive and equipment management fees           $ 525,619         $ 366,309
Administrative cost reimbursements                  168,992           189,635
                                           ----------------- -----------------
                                                  $ 694,611         $ 555,944
                                           ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 28, 2000. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

At September 30, 1999, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's primary source of liquidity during 1999 was proceeds from the sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 1999, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of approximately $3,021,000. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner does not expect that there will be additional borrowings in the future.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 28, 2000.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1999, there were no such commitments.

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

1999 vs. 1998:
Nine months:

During the first nine months of 1999, the primary source of operating cash flows was operating lease revenues. Total lease revenues decreased by $960,604 compared to 1998.

In 1999, the most significant source cash flows from investing activities was the proceeds from the sales of assets. Proceeds from asset sales are not comparable to prior periods nor are they expected to be comparable to future periods. In 1998, the most important source of cash from investing activities was rents from direct financing leases.
Such rents decreased by $83,441 compare to 1998.

There were no sources of cash from financing activities in 1999 or in 1998. Cash used to repay non-recourse debt has decreased due to scheduled debt reductions. Distributions to Limited Partners have not changed significantly.

Three months:

The primary source of cash from operations for the third quarter was lease rents. Lease rents have decreased from the prior year due to asset sales during the preceding twelve months.

The investing sources of cash in 1999 and 1998 were the same as noted above for the nine month period.

There were no sources of cash from financing activities in 1999 or in 1998. Repayments of debt decreased for the same reasons as noted above for the nine month period. Distributions to the limited partners were unchanged.


Results of Operations

In 1999, operations resulted in net income of $5,919,335 for the nine month period and $534,437 for the three month period. Operations in 1998 resulted in net income of $1,180,317 for the nine month period and $423,477 for the three month period.

1999 vs. 1998:

Operating lease revenues and direct financing lease revenues have decreased due to sales of leased assets during the last twelve months. Revenues from leveraged leases decreased as a result of the sale of the remaining assets on such leveraged leases in the second quarter of 1999. Gains on sales of lease assets increased significantly and resulted largely due to the sale of leveraged lease assets that had been on lease to Liquid Carbonics.

Depreciation expense is directly related to the amounts of operating lease assets and has decreased from 1998 to 1999 as a result of sales of operating lease assets over the last year. Management fees are related to the amounts of lease revenues and distributions to Limited Partners. As assets have been sold, lease revenues have decreased and as a result, equipment management fees have also decreased. This was offset by an increase in incentive management fees (which are related to the distributions of operating cash flows to the limited partners). As a result of reductions in t outstanding non-recourse debt, interest expense has decreased compared to 1998.

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

Item 5.                      OTHER INFORMATION.

                               Inapplicable.

Item 6.                      EXHIBITS AND REPORTS ON FORM 8-K.

                          (a)Documents filed as a part of this report
                          1. Financial Statements Included in Part I of this report:

                               Balance  Sheets,  September 30, 1999 and December
31, 1998.

                               Income statements for the nine and three month periods ended September 30, 1999 and 1998.

                               Statement of changes in partners' equity for the nine month period ended September 30, 1999.

                               Statements of cash flows for the nine and three month periods ended September 30, 1999 and 1998.

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

Date:
November 12, 1999

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                                  By: ATEL Financial Corporation
                                      General Partner of Registrant




                                  By:   /s/ A.  J.  BATT
                                      -----------------------------------
                                      A. J. Batt
                                      President and Chief Executive Officer
                                      of General Partner




                                  By:    /s/ DEAN L. CASH
                                      -----------------------------------
                                      Dean L. Cash
                                      Executive Vice President
                                      of General Partner




                                  By:   /s/ PARITOSH K. CHOKSI
                                      --------------------------------------
                                      Paritosh K. Choksi
                                      Principal financial officer of
                                      registrant




                                  By:   /s/ DONALD E.  CARPENTER
                                      --------------------------------------
                                      Donald E. Carpenter
                                      Principal accounting officer of
                                      registrant