Form 10KSB
period 1999-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2000-03-29
CIK 879812

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1999

                                                      OR

                            |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                         Commission File number 0-21552

                      ATEL Cash Distribution Fund IV, L.P.

 California                                                          94-3145429
 ----------                                                          ----------
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

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 1999 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


Narrative Description of Business

The Partnership acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of the General Partner that no more than 25% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units in 1993.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1999 and 1998, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee                 Type of Equipment        1999       1998
          ------                 -----------------        ----       ----
Treasure Chest Advertising       Printing                 12%         19%
Union Tank Car Company           Railroad Boxcars          *          17%

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

The General Partner sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions:

Through December 31, 1999, the Partnership has disposed of certain leased assets as set forth below:

                            Original
                         Equipment Cost,                          Excess of
          Type of          Excluding                              Rents Over
         Equipment      Acquisition Fees      Sale Price          Expenses *
         ---------      ----------------      ----------          ----------
Transportation             $ 31,725,399         $21,798,235        $ 23,505,903
Mining                       19,089,983           9,810,215          10,534,775
Chemicals manufacturing       9,232,703           7,500,000           7,021,967
Aircraft                      6,962,744           6,218,053           6,008,114
Furniture & fixtures          4,922,479           2,564,973           3,582,115
Materials handling            4,077,554           1,287,545           2,258,550
Miscellaneous                 8,453,314           2,604,859           6,726,381
                         ---------------    ----------------    ----------------
                           $ 84,464,176         $51,783,880        $ 59,637,805
                         ===============    ================    ================

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1999 and the industries to which the assets have been leased.

                                                   Purchase price excluding  Percentage of total
        Asset types                                    acquisition fees         acquisitions
        -----------                                    ----------------         ------------
Mining, coal                                               $14,128,747                  12.99%
Transportation, over-the-road tractors and trailers         13,883,569                  12.77%
Manufacturing, chemicals                                    11,660,769                  10.72%
Transportation, rail cars                                   10,153,696                   9.34%
Earth moving                                                 9,951,241                   9.15%
Railroad locomotives                                         8,799,216                   8.09%
Printing                                                     6,819,075                   6.27%
Aircraft, executive, helicopter                              6,250,969                   5.75%
Aircraft, executive, fixed wing                              5,275,000                   4.85%
Furniture and fixtures                                       5,102,534                   4.69%
Office automation                                            3,260,769                   3.00%
Transportation, intermodal containers                        3,001,930                   2.76%
Other *                                                     10,447,365                   9.62%
                                                       ----------------        ----------------
                                                          $108,734,880                 100.00%
                                                       ================        ================

                                                   Purchase price excluding  Percentage of total
    Industry of lessee                                 acquisition fees         acquisitions
    ------------------                                 ----------------         ------------
Transportation, rail                                       $16,712,912                  15.37%
Mining                                                      14,216,044                  13.07%
Manufacturing, chemicals                                    11,891,174                  10.94%
Manufacturing, medical instruments                           9,635,969                   8.86%
Primary metals                                               9,237,803                   8.50%
Retail, foods                                                7,482,170                   6.88%
Printing                                                     6,819,075                   6.27%
Manufacturing, other                                         4,818,181                   4.43%
Transportation, other                                        4,129,918                   3.80%
Manufacturing, auto/truck                                    3,253,000                   2.99%
Retail, restaurant                                           3,197,356                   2.94%
Oil and gas                                                  2,760,175                   2.54%
Other *                                                     14,581,103                  13.41%
                                                       ----------------        ----------------
                                                          $108,734,880                 100.00%
                                                       ================        ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1999, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $1,377,000 to $2,543,000. The General Partner sued the lessee for damages and is currently awaiting judgement from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in Item 8 of this report.


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

Holders

As of December 31, 1999, a total of 5,217 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1994; $1.30 in 1995 and 1996; and $1.40 in 1997, 1998
and 1999. The reinvestment period ended December 31, 1999.

The rate for each of the monthly distributions from 1998 operations was $.11666 per Unit. The distributions were made in February 1998 through December 1998 and in January 1999. For each of the quarterly distributions (made in April, July and October 1998 and in January 1999) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1998.

The rate for each of the monthly distributions from 1999 operations was $.11666 per Unit. The distributions were made in February 1999 through December 1999 and in January 2000. For each of the quarterly distributions (made in April, July and October 1999 and in January 2000) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1999.

The following table presents summarized information regarding distributions to Limited Partners:

                                                     1999            1998            1997            1996            1995
                                                     ----            ----            ----            ----            ----
Distributions of net income                             $ 0.97           $ 0.27         $ 0.51           $ 0.30         $ 0.11
Return of investment                                      0.43             1.13           0.89             1.09           1.19
                                                 -------------- ------------------------------- -------------------------------
Distributions per unit                                    1.40             1.40           1.40             1.39           1.30
Differences due to timing of distributions                   -                -              -             0.01              -
                                                 -------------- ------------------------------- -------------------------------
Nominal distribution rates from above                   $ 1.40           $ 1.40         $ 1.40           $ 1.40         $ 1.30
                                                 ============== =============================== ===============================

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                     1999            1998            1997            1996            1995
                                                     ----            ----            ----            ----            ----
Gross revenues                                    $ 10,214,752      $ 6,020,470   $ 11,280,196     $ 13,239,354    $13,588,760
Net income                                         $ 7,306,605      $ 2,012,558    $ 3,833,683      $ 2,266,613      $ 799,204
Weighted average Units outstanding                   7,487,350        7,487,350      7,487,350        7,487,725      7,485,850
Net income per Unit, based on
   weighted average Units outstanding                   $ 0.97           $ 0.27         $ 0.51           $ 0.30         $ 0.11
Distributions per Unit, based on
   weighted average Units outstanding                   $ 1.40           $ 1.40         $ 1.40           $ 1.39         $ 1.30
Total Assets                                      $ 15,513,393      $21,203,969   $ 31,785,523     $ 53,594,276    $66,139,691
Non-recourse Debt                                  $ 2,589,417      $ 4,634,713    $ 6,939,999     $ 20,450,921   $25,298,767
Total Partners' Capital                           $ 12,433,119      $15,610,700   $ 24,082,598     $ 30,730,215    $38,859,760


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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 30, 2000. At December 31, 1999, the Partnership had no borrowings under this line of credit and the remaining availability was $21,857,103.

As of December 31, 1999 cash balances consisted of working capital and amounts reserved for distributions in 2000.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 1999, the Partnership had borrowed approximately $38,342,000 with remaining unpaid balances of approximately $2,589,000. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

Cash Flows

Cash flows from operations decreased from $3,979,852 in 1998 to $876,351 in 1999, a decrease of $3,103,501. Operating lease revenues, the primary source of cash flows from operations decreased from $3,838,190 in 1998 to $2,908,576 in 1999, a decrease of $929,614. Direct finance lease revenues decreased from $1,152,833 in 1998 to $664,567 in 1999, a decrease of $488,266.

In 1998, the Partnership's primary sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases. In 1999, the Partnership's primary source of cash from investing activities was the proceeds from sales of lease assets. Proceeds from sales of lease assets increased from $2,981,305 in 1998 to $15,767,012 in 1999, an increase of $12,785,707.

In 1999 and 1998, there were no sources of cash from financing activities. The primary uses of such cash flows were the repayments of non-recourse debt and distributions to the limited partners.

Results of Operations

Based on the lease assets owned and lease contracts in place at December 31, 1999, operating lease rents are expected to decrease by approximately $1,200,000 in 2000 compared to 1999. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

Total revenues increased from $6,020,470 in 1998 to $10,214,752 in 1999, an increase of $4,194,282. The increase was due to increased sales of lease assets. The sales resulted in gains of $6,311,690 in 1999 compared to $719,396 in 1998. This was partially offset by decreases in lease revenues from $5,178,508 in 1998 to $3,654,007 in 1999, a decrease of $1,524,501. Gains on asset sales are not expected to be consistent from one year to another. Lease revenues are expected to decline as the underlying assets are sold at the maturity of their related leases.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased from $2,115,601 in 1998 to $1,469,305 in 1999 as a result of the sales of operating lease assets noted above.

Interest expense has decreased as a result of scheduled debt payments.

Impact of the Year 2000

To date, the Partnership has experienced no significant year 2000 problems and the General Partner believes it does not have continued exposure to the year 2000 problem.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged. As of December 31, 1999, the Partnership had no outstanding balances on the floating rate line of credit.

To hedge its interest rate risk related to any outstanding variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1999, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund IV, L.P.


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. as of December 31, 1999, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.







                                                           /s/ ERNST & YOUNG LLP
San Francisco, California
January 31, 2000

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS


Cash and cash equivalents                                            $5,864,559

Accounts receivable                                                   1,599,412

Investments in equipment and leases                                   8,049,422
                                                                 ---------------
Total assets                                                        $15,513,393
                                                                 ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $2,589,417

Accounts payable:
     General Partner                                                     66,576
     Other                                                              262,760

Accrued interest payable                                                 11,738

Unearned lease income                                                   149,783
                                                                 ---------------
Total liabilities                                                     3,080,274

Partners' capital:
     General Partner                                                    199,026
     Limited Partners                                                12,234,093
                                                                 ---------------
Total partners' capital                                              12,433,119
                                                                 ---------------
Total liabilities and partners' capital                             $15,513,393
                                                                 ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                1999            1998
                                                                ----            ----
Revenues:
Leasing activities:
  Operating leases                                             $ 2,908,576     $3,838,190
  Direct financing leases                                          664,567      1,152,833
  Leveraged leases                                                  80,864        187,485
  Gain on sales of assets                                        6,311,690        719,396
Interest income                                                    235,544         75,479
Other                                                               13,511         47,087
                                                           ---------------- --------------
                                                                10,214,752      6,020,470
Expenses:
Depreciation and amortization                                    1,620,663      2,379,210
Equipment and incentive management fees to General Partner         601,404        498,180
Interest expense                                                   293,850        448,071
Administrative cost reimbursements to General Partner              224,771        268,282
Other                                                              138,323         94,243
Professional fees                                                   29,136         31,781
Provision for losses and impairments                                     -        288,145
                                                           ---------------- --------------
                                                                 2,908,147      4,007,912
                                                           ---------------- --------------
Net income                                                     $ 7,306,605     $2,012,558
                                                           ================ ==============

Net income:
     General Partner                                              $ 73,066       $ 20,126
     Limited Partners                                            7,233,539      1,992,432
                                                           ---------------- --------------
                                                               $ 7,306,605     $2,012,558
                                                           ================ ==============

Net income per Limited Partnership unit                             $ 0.97         $ 0.27

Weighted average number of units outstanding                     7,487,350      7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             Limited Partners           General
                                                         Units          Amount          Partner         Total
                                                         -----          ------          -------         -----
Balance December 31, 1997                                 7,487,350   $ 23,976,764        $ 105,834    $24,082,598
Distributions to limited partners ($1.40  per Unit)                    (10,484,456)               -    (10,484,456)
Net income                                                               1,992,432           20,126      2,012,558
                                                    ---------------- -------------- ---------------- --------------
Balance December 31, 1998                                 7,487,350     15,484,740          125,960     15,610,700
Distributions to limited partners ($1.40  per Unit)                    (10,484,186)               -    (10,484,186)
Net income                                                               7,233,539           73,066      7,306,605
                                                    ---------------- -------------- ---------------- --------------
Balance December 31, 1999                                 7,487,350   $ 12,234,093        $ 199,026    $12,433,119
                                                    ================ ============== ================ ==============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  1999            1998
                                                                  ----            ----
Operating activities:
Net income                                                       $ 7,306,605     $2,012,558
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                 1,620,663      2,379,210
     Leveraged lease income                                          (80,864)      (187,485)
     Gain on sales of assets                                      (6,311,690)      (719,396)
     Provision for losses and impairments                                  -        288,145
     Changes in operating assets and liabilities:
        Accounts receivable                                       (1,190,664)        11,190
        Accounts payable, General Partner                           (391,668)       413,384
        Accounts payable, other                                       45,579         21,354
        Accrued interest payable                                      (8,468)       (11,710)
        Unearned lease income                                       (113,142)      (227,398)
                                                             ---------------- --------------
Net cash provided by operating activities                            876,351      3,979,852

Investing activities:
Proceeds from sales of lease assets                               15,767,012      2,981,305
Reductions in net investment in direct financing leases            1,378,787      2,210,380
                                                             ---------------- --------------
Net cash provided by investing activities                         17,145,799      5,191,685

Financing activities:
Repayment of non-recourse debt                                    (2,045,296)    (2,305,286)
Distributions to limited partners                                (10,484,186)   (10,484,456)
                                                             ---------------- --------------
Net cash used in financing activities                            (12,529,482)   (12,789,742)
                                                             ---------------- --------------

Net increase (decrease) in cash and cash equivalents               5,492,668     (3,618,205)
Cash and cash equivalents at beginning of period                     371,891      3,990,096
                                                             ---------------- --------------
Cash and cash equivalents at end of period                        $5,864,559       $371,891
                                                             ================ ==============


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                              $302,318       $459,781
                                                             ================ ==============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

The Partnership's business consists of leasing various types of equipment. As of December 31, 1999, the original terms of the leases ranged from six months to ten years.

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

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                1999            1998
                                                ----            ----
  Financial statement basis of net assets    $ 12,433,119     $ 15,610,700
  Tax basis of net assets                      16,992,911       11,479,530
                                           --------------- ----------------
  Difference                                  $ 4,559,792      $ 4,131,170
                                           =============== ================

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

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                                 1999            1998
                                                 ----            ----
  Net income per financial statements           $7,306,605       $2,012,558
  Adjustment to depreciation expense            (1,156,062)      (2,756,527)
  Adjustments to revenues                        9,847,026        5,549,514
  Provision for losses                                   -          288,145
                                            --------------- ----------------
  Net income per federal tax return            $15,997,569       $5,093,690
                                            =============== ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1999.

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

Reclassifications:

Certain  1998   balances  have  been   reclassified   to  conform  to  the  1999
presentation.


3.  Investments in equipment and leases:

As of December 31, 1999, the Partnership's investments in equipment and leases consist of the following:

                                                                                  Depreciation
                                                                                  Expense or       Reclass-
                                                                                 Amortization    ifications or
                                                                     1998         of Leases      Dispositions        1999
                                                                     ----         ---------     --------------       ----
Net investment in operating leases                                  $ 9,415,647   $ (1,469,305)    $ (3,543,635)    $4,402,707
Net investment in direct financing leases                             5,252,294     (1,378,787)        (460,571)     3,412,936
Net investment in leveraged leases                                    4,791,326         80,864       (4,872,190)             -
Residual value interests                                                582,057              -                -        582,057
Assets held for lease or sale                                           964,358              -         (721,565)       242,793
Reserve for losses and impairments                                     (915,999)             -          263,917       (652,082)
Initial direct costs, net of accumulated amortization of
   $496,325 in 1999 and $887,930 in 1998                                333,647       (151,358)        (121,278)        61,011
                                                                ---------------- -------------- ---------------- --------------
                                                                    $20,423,330   $ (2,918,586)    $ (9,455,322)    $8,049,422
                                                                ================ ============== ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1998, additions and dispositions during 1999 and as of December 31, 1999:

                                                                   Reclass-
                                                                 ifications or
                                     1998         Additions      Dispositions        1999
                                     ----         ---------     --------------       ----
Printing                            $ 4,393,249                      $ (914,500)    $3,478,749
Transportation                        3,005,244                        (241,973)     2,763,271
Construction                          4,985,297                      (2,926,564)     2,058,733
Ground support                        1,127,988                               -      1,127,988
Manufacturing                         1,587,670                      (1,130,000)       457,670
Materials handling                      786,160                        (494,240)       291,920
Other                                 2,130,174                      (1,857,907)       272,267
Corporate aircraft                    1,328,569                      (1,328,569)             -
Data processing                         419,412                        (419,412)             -
Office equipment                        216,080                        (216,080)             -
                                ---------------- -------------- ---------------- --------------
                                     19,979,843                      (9,529,245)    10,450,598
Less accumulated depreciation       (10,564,196)  $ (1,469,305)       5,985,610     (6,047,891)
                                ---------------- -------------- ---------------- --------------
                                    $ 9,415,647   $ (1,469,305)    $ (3,543,635)    $4,402,707
                                ================ ============== ================ ==============

Direct financing leases:

As of December 31, 1999, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1999:

Total minimum lease payments receivable                           $3,416,095
Estimated residual values of leased equipment (unguaranteed)       1,852,201
                                                                -------------
Investment in direct financing leases                              5,268,296
Less unearned income                                              (1,855,360)
                                                                -------------
Net investment in direct financing leases                         $3,412,936
                                                                =============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

At December 31, 1999, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                           Direct
         Year ending      Operating       Financing
         December 31,      Leases          Leases          Total
         ------------      ------          ------          -----
                  2000    $ 1,733,026      $ 1,437,289    $ 3,170,315
                  2001      1,166,277          921,709      2,087,986
                  2002      1,495,546          483,677      1,979,223
                  2003        612,330          396,720      1,009,050
                  2004              -          176,700        176,700
                        -------------- ---------------- --------------
                          $ 5,007,179      $ 3,416,095    $ 8,423,274
                        ============== ================ ==============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                            Balance 12/31/97         $ 627,854
                            Provision                  288,145
                                                 --------------
                            Balance 12/31/98           915,999
                            Write-offs                (263,917)
                            Provision                        -
                                                 --------------
                            Balance 12/31/99         $ 652,082
                                                 ==============


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt, other than that related to leveraged leases which are accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.1% to 9.1%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1999, the carrying value of the pledged assets isw $3,969,858. The notes mature from 2000 through 2003.

Future minimum payments of non-recourse debt are as follows:

             Year ending
            December 31,    Principal       Interest         Total
            ------------    ---------       --------         -----
                    2000    $ 1,535,205        $ 151,656    $ 1,686,861
                    2001        697,282           56,062        753,344
                    2002        250,450           19,870        270,320
                    2003        106,480            2,861        109,341
                          -------------- ---------------- --------------
                            $ 2,589,417        $ 230,449    $ 2,819,866
                          ============== ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1999 and 1998:

                                                                                      1999            1998
                                                                                      ----            ----

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $601,404        $498,180


Administrative cost reimbursements to General Partner                                    224,771        268,282
                                                                                 ---------------- --------------
                                                                                        $826,175       $766,462
                                                                                 ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


6.  Partners' capital:

As of December 31, 1999, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

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

There were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                      1999            1998
                                                      ----            ----
             Miscellaneous manufacturing               31%            22%
             Transportation                            21%            24%
             Printing and publishing                   19%            28%

During 1999, one customer comprised 12% of the Partnership's revenues from leases. During 1998, two customers comprised 20% and 13%, respectively, of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on April 30, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1999, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1999. At December 31, 1999, $21,857,103 was available under this agreement.


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1999 is $2,490,680.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 73.125% by A. J. Batt and 24.375% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation. The remaining 2.5% is owned by Paritosh K. Choksi.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

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

Paritosh K. Choksi          Director, Senior Vice President and Chief Financial
                            Officer of ACG, AFC, ALC, AEC and AIS

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

Barbara F. Medwadowski      Vice President - Syndication of ALC

James A. Kamradt            Director of Pricing and Syndication of ALC

Thomas D. Sbordone          Senior Vice President - Marketing of ALC

Russell H. Wilder           Vice President - Credit of AEC

John P. Scarcella           Vice President of ASC

A. J. Batt, age 63, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 49, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 46, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 51, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 41, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Carl W. Magnuson, age 56, joined ATEL in 1994 and is vice president - syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a regional group manager and portfolio sales manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was vice president and chief financial officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was executive vice president of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a deputy program manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in applied mathematics from the Rensselaer Polytechnic Institute, an M.S. in industrial engineering/operations research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 60, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley.

James A. Kamradt, age 38, director of pricing and syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the national operations officer for the computer leasing division of Phoenix American; and regional credit manager for Dana Commercial Credit Corporation. Mr. Kamradt received a B.S. from Michigan Technological University's Engineering School of Business, and an M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 41, senior vice president - marketing for ALC, joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 45, joined ATEL in 1992 as vice president of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was vice president and manager of leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as assistant vice president in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was district credit manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with honors in agricultural economics and business management from the University of California, Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 38, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid for the years ended December 31, 1999 and 1998 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partner is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partner or its Affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its Affiliates, (iii) the General Partner or its Affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partner or their Affiliates are compensated for rendering equipment management services.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 1999 and 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1999 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.


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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules

                             1.  Financial Statements
                                 Included in Part II of this report:

                                 Balance Sheet at December 31, 1999
                                 Statements   of  Income  for  the  years  ended
                                   December  31,  1999  and  1998
                                 Statements  of Changes  in  Partners'  Capital
                                   for the  years ended December 31, 1999
                                   and 1998
                                 Statements  of Cash  Flows for the years  ended
                                   December  31, 1999 and 1998
                                 Notes to  Financial Statements

                             2.  Financial Statement Schedules
                                 All schedules  for  which  provision is made in
                                    the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         (b)Reports on Form 8-K for the fourth quarter of 1999
                                 None

                         (c)Exhibits
                                 (3)and (4)  Agreement  of Limited  Partnership,
                                    included as Exhibit B to Prospectus (Exhibit
                                    28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1992 (File No. 33-43157).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Date:3/22/2000

                                  ATEL Cash Distribution Fund IV, L.P.
                              (Registrant)


         By:  ATEL Financial Corporation,
              General Partner of Registrant



                         By:  /s/  A. J. Batt
                              ----------------------------------------------
                              A. J. Batt,
                              President and Chief Executive Officer of
                              ATEL Financial Corporation (General
                              Partner)




                         By:   /s/ Dean Cash
                              ----------------------------------------------
                              Dean Cash,
                              Executive Vice President of ATEL
                              Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


           SIGNATURE                               CAPACITIES            DATE



/s/  A. J. Batt                  President, Chairman and Chief         3/22/2000
--------------------------------  Executive Officer of ATEL
A. J. Batt                        Financial Corporation




 /s/ Dean Cash                   Executive Vice President and          3/22/2000
--------------------------------  director of ATEL Financial
Dean Cash                         Corporation




/s/ Paritosh K. Choksi           Principal financial officer of        3/22/2000
--------------------------------  registrant; principal financial
Paritosh K. Choksi                officer and director of ATEL
                                  Financial Corporation




/s/ Donald E. Carpenter          Principal accounting officer of       3/22/2000
--------------------------------  registrant; principal accounting
Donald E. Carpenter               officer of ATEL Financial
                                  Corporation