Form 10QSB
period 2000-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2000-05-12
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2000
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                        $ 4,829,124

Accounts receivable                                                  433,035

Investments in leases                                              7,442,460
                                                           ------------------
Total assets                                                     $12,704,619
                                                           ==================


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                $ 2,205,129
Accounts payable:
     General Partner                                                  96,802
     Other                                                            77,912
Accrued interest payable                                              10,179
Unearned operating lease income                                       98,276
                                                           ------------------
Total liabilities                                                  2,488,298

Partners' capital:
     General Partner                                                 203,064
     Limited Partners                                             10,013,257
                                                           ------------------
Total partners' capital                                           10,216,321
                                                           ------------------
Total liabilities and partners' capital                          $12,704,619
                                                           ==================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                   2000                1999
                                                                   ----                ----
Revenues:
Leasing activities:
   Operating leases                                                   $ 651,787          $ 894,736
   Direct financing leases                                              180,615            207,251
   Leveraged leases                                                           -             67,619
    Gain on sale of assets                                               56,361          1,980,007
Interest                                                                 65,235              2,094
Other                                                                    35,189              4,851
                                                           --------------------- ------------------
                                                                        989,187          3,156,558
                                                           --------------------- ------------------
Expenses:
Depreciation and amortization                                           283,855            537,595
Railcar maintenance                                                     111,237                  -
Equipment and incentive management fees to General Partner               64,405            182,397
Interest                                                                 59,625             99,461
Administrative cost reimbursements to General Partner                    43,987             30,609
Professional fees                                                        14,297              5,959
Other                                                                     7,949             60,702
                                                           --------------------- ------------------
                                                                        585,355            916,723
                                                           --------------------- ------------------
Net income                                                            $ 403,832        $ 2,239,835
                                                           ===================== ==================

Net income:
     General Partner                                                    $ 4,038           $ 22,398
     Limited Partners                                                   399,794          2,217,437
                                                           --------------------- ------------------
                                                                      $ 403,832        $ 2,239,835
                                                           ===================== ==================
Net income per Limited Partnership unit                                  $ 0.05             $ 0.30
Weighted average number of units outstanding                          7,487,350          7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2000
                                   (Unaudited)

                                                   Limited Partners          General
                                      Units             Amount               Partner               Total
Balance December 31, 1999              7,487,350          $12,234,093              $199,026        $12,433,119
Distributions to limited partners                          (2,620,630)                    -         (2,620,630)
Net income                                                    399,794                 4,038            403,832
                                 ---------------- -------------------- --------------------- ------------------
Balance March 31, 2000                 7,487,350         $ 10,013,257             $ 203,064        $10,216,321
                                 ================ ==================== ===================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                               2000                1999
                                                                               ----                ----
Operating activities:
Net income                                                                        $ 403,832        $ 2,239,835
Adjustments to reconcile net income to net cash provided by operations:
   Leveraged lease income                                                                 -            (67,619)
   Depreciation and amortization                                                    283,855            537,595
   Gain on sale of asset                                                            (56,361)        (1,980,007)
   Changes in operating assets and liabilities:
     Accounts receivable                                                          1,166,377           (100,261)
     Accounts payable, General Partner                                               30,226           (353,401)
     Accounts payable, other                                                       (184,848)            43,251
     Accrued interest payable                                                        (1,559)            (2,454)
     Unearned operating lease income                                                (51,507)          (137,757)
                                                                       --------------------- ------------------
Net cash from operations                                                          1,590,015            179,182
                                                                       --------------------- ------------------

Investing activities:
Reduction in investment in direct financing leases                                  229,860            394,994
Proceeds from sales of lease assets                                                 149,608          3,620,439
Reduction in investment in leveraged leases                                               -              1,240
                                                                       --------------------- ------------------
Net cash provided by investing activities                                           379,468          4,016,673
                                                                       --------------------- ------------------

Financing activities:
Distributions to limited partners                                                (2,620,630)        (2,621,002)
Repayment of non-recourse debt                                                     (384,288)          (594,664)
                                                                       --------------------- ------------------
Net cash used in financing activities                                            (3,004,918)        (3,215,666)
                                                                       --------------------- ------------------

Net (decrease) increase in cash and cash equivalents                             (1,035,435)           980,189
Cash and cash equivalents at beginning of period                                  5,864,559            371,891
                                                                       --------------------- ------------------
Cash and cash equivalents at end of period                                      $ 4,829,124        $ 1,352,080
                                                                       ===================== ==================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                               $ 61,184          $ 101,915
                                                                       ===================== ==================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10KSB.


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                           Depreciation
                                                                           Expense and           Reclassi-
                                                      December 31,        Amortization         fications and          March 31,
                                                           1999             of Leases           Dispositions            2000
                                                           ----             ---------       -   -------------           ----
Net investment in operating leases                         $4,402,707           $ (273,208)            $ 422,828        $ 4,552,327
Net investment in direct financing leases                   3,412,936             (229,860)             (286,244)         2,896,832
Residual value interests                                      582,057                    -                     -            582,057
Reserve for losses                                           (652,082)                   -                     -           (652,082)
Assets held for sale or lease                                 242,793                    -              (229,831)            12,962
Initial direct costs, net of accumulated
   amortization of $911,060 in 1999 and
    $412,901 in 2000                                           61,011              (10,647)                    -             50,364
                                                    ------------------ -------------------- --------------------- ------------------
                                                           $8,049,422           $ (513,715)            $ (93,247)       $ 7,442,460
                                                    ================== ==================== ===================== ==================





                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)

3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1999, acquisitions and dispositions during the quarter ended March 31, 2000 and as of March 31, 2000.

                                                                        Reclassi-
                                December 31,                          fications and          March 31,
                                  1999           Depreciation          Dispositions            2000
                                  ----           ------------      -   -------------           ----
Transportation                    $2,763,271                                  $ 513,879        $ 3,277,150
Printing                           3,478,749                                          -          3,478,749
Construction                       2,058,733                                   (263,984)         1,794,749
Other                                272,267                                   (188,627)            83,640
Manufacturing                        457,670                                          -            457,670
Ground support                     1,127,988                                          -          1,127,988
Materials handling                   291,920                                          -            291,920
                             ---------------- -------------------- --------------------- ------------------
                                  10,450,598                                     61,268         10,511,866
Less accumulated depreciation     (6,047,891)          $ (273,208)              361,560         (5,959,539)
                             ---------------- -------------------- --------------------- ------------------
                                  $4,402,707           $ (273,208)            $ 422,828        $ 4,552,327
                             ================ ==================== ===================== ==================

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At March 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

  Year ending      Operating     Direct Financing
  December 31,       Leases             Leases                Total
  ------------       ------             ------                -----
          2000        $1,330,329          $ 1,191,455           $ 2,521,784
          2001         1,166,277            1,086,349             2,252,626
          2002           847,229              648,317             1,495,546
          2003           612,330              561,360             1,173,690
          2004                 -              424,000               424,000
                 ---------------- -------------------- ---------------------
                      $3,956,165          $ 3,911,481           $ 7,867,646
                 ================ ==================== =====================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 8.85%.

Future minimum principal payments of non-recourse debt are as follows:

 Year ending
December 31,      Principal          Interest               Total
------------      ---------          --------               -----
        2000        $1,150,917            $ 114,229           $ 1,265,146
        2001           697,282               56,062               753,344
        2002           250,450               19,870               270,320
        2003           106,480                2,861               109,341
               ---------------- -------------------- ---------------------
                    $2,205,129            $ 193,022           $ 2,398,151
               ================ ==================== =====================


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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                   2000             1999
                                                                                   ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout  leases,  as defined in the Limited  Partnership  Agreement).                $ 64,405      $182,397


Administrative costs reimbursed to General Partner                                    43,987        30,609
                                                                                ------------- -------------
                                                                                   $ 108,392     $ 213,006
                                                                                ============= =============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


6.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2000. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

The Partnership had no borrowings under the agreement during 2000.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During 2000, the Partnership's primary source of liquidity was rents from operating leases. During 1999, the Partnership's primary source of liquidity was proceeds from sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

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

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on July 28, 2000. From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

Through March 31, 2000, the Partnership had borrowed approximately $38,342,000 with a remaining unpaid balance of approximately $2,205,000. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been made or are expected to be made.

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

The Partnership made distributions of cash from 2000 first quarter operations in February, March and April 2000. The amount of the distributions totaled $.35 per Unit. This was paid in either monthly amounts of $.11667 per Unit or in one quarterly payment of $.35 per Unit in April 2000. These distributions are equal to an annualized distribution rate of 14%.

Cash Flows

Rents from operating leases were the primary sources of cash flows from operations in the first quarter of both 2000 and 1999. The amounts of such rents decreased from 1999 to 2000 by $242,949.

Sources of cash from investing activities in 2000 and 1999 consisted of the proceeds of the sales of lease assets and cash flows from direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash flows from direct financing leases decreased by $165,1344. Lease rents have declined due to lease terminations and sales of assets.

In the first quarter of 2000 and 1999, there were no financing sources of cash flows. Repayments of non-recourse debt have decreased as a result of the scheduled debt payments.


Results of Operations

Operations in the first quarter of 2000 resulted in net income of $403,832 compared to $2,239,835 in 1999.

Operating lease revenues and the related depreciation expense have decreased as a result of asset sales over the last year. Sales of these assets were not significant in the first quarter of 2000. In 1999, sales of lease assets were significantly greater and the amounts of gains recognized on those sales were also significantly higher. Sales of assets are not expected to be consistent from one period to another.

Depreciation expense has decreased as a result of operating lease asset sales over the last year.

As scheduled debt payments have been made over the last year, debt balances have been significantly reduced. As a result, interest expense has decreased compared to the prior year.

Although total distributions to the Limited Partners was almost unchanged, a larger portion was subject to the incentive management fee in 1999 than in 2000. As a result, incentive management fees decreased from $167,925 in 1999 to $37,241 in 2000. Equipment management fees are related to gross lease rents and as those rents have decreased as a result of asset sales, the fees have decreased from $44,473 in 1999 to $25,842 in 2000.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

        (a)Documents filed as a part of this report

        1.  Financial Statements

            Included in Part I of this report:

            Balance Sheet, March 31, 2000.
            Income statements for the three month periods ended March 31, 2000 and 1999.
            Statement of changes in partners' capital for the three months ended
               March 31, 2000.
            Statements of cash flows for the three month periods ended March 31,
               2000 and 1999.
            Notes to the Financial Statements

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


Date:
May 12, 2000

                               ATEL CASH DISTRIBUTION FUND IV, L.P.
                                (Registrant)



        By:  ATEL Financial Corporation
             General Partner of Registrant




                         By:   /s/ A. J. Batt
                               -------------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                         By:   /s/ Dean L. Cash
                               -------------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




        By:  /s/ Paritosh K. Choksi
             -----------------------------------
             Paritosh K. Choksi
             Principal financial officer
             of registrant




        By:  /s/ Donald E. Carpenter
             -----------------------------------
             Donald E. Carpenter
             Principal accounting
             officer of registrant