Form 10QSB
period 2000-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2000-08-14
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

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

           235 Pine Street, 6th Floor, San Francisco, California 94104
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800
       ------------------------------------------------------------------



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                          $ 4,274,053

Accounts receivable                                                    386,947

Investments in leases                                                6,351,961
                                                               ----------------
                                                                   $11,012,961
                                                               ================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                  $ 1,813,254

Accounts payable:
   General partners                                                     40,127
   Other                                                                22,820

Accrued interest payable                                                 8,589

Unearned operating lease income                                        101,991
                                                               ----------------
Total liabilities                                                    1,986,781

Partners' capital:
     General partners                                                  217,373
     Limited partners                                                8,808,807
                                                               ----------------
Total partners' capital                                              9,026,180
                                                               ----------------
                                                                   $11,012,961
                                                               ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  Six Months                       Three Months
                                                Ended June 30,                    Ended June 30,
                                                --------------                    --------------
                                            2000             1999             2000             1999
                                            ----             ----             ----             ----
Revenues:
Lease revenues:
   Operating leases                        $ 1,226,291      $ 1,505,948        $ 574,504        $ 611,212
   Direct financing leases                     358,880          356,176          178,265          148,925
   Leveraged leases                                  -           80,864                -           13,245
Gain on sale of assets                       1,223,154        5,137,639        1,166,793        3,157,632
Interest income                                110,120           47,838           44,885           45,744
Other income                                    37,778           12,012            2,589            7,161
                                       ---------------- ---------------- ---------------- ----------------
                                             2,956,223        7,140,477        1,967,036        3,983,919
Expenses:
Depreciation and amortization                  560,683          965,720          276,828          428,125
Equipment and incentive management fees        150,232          353,153           85,827          170,756
Interest                                        99,896          173,756           40,271           74,295
Railcar maintenance                            111,237                -                -                -
Other                                           56,168          141,984           48,219           81,282
Administrative cost reimbursements             107,487          100,007           63,500           69,398
Professional fees                               35,817           20,959           21,520           15,000
                                       ---------------- ---------------- ---------------- ----------------
                                             1,121,520        1,755,579          536,165          838,856
                                       ---------------- ---------------- ---------------- ----------------
Net income                                 $ 1,834,703      $ 5,384,898      $ 1,430,871      $ 3,145,063
                                       ================ ================ ================ ================
Net income:
     General partners                         $ 18,347         $ 53,849         $ 14,309         $ 31,451
     Limited partners                        1,816,356        5,331,049        1,416,562        3,113,612
                                       ---------------- ---------------- ---------------- ----------------
                                           $ 1,834,703      $ 5,384,898      $ 1,430,871      $ 3,145,063
                                       ================ ================ ================ ================

Net income per limited partnership unit          $0.24            $0.71            $0.19            $0.42
Weighted average number of units
   outstanding                               7,487,350        7,487,350        7,487,350        7,487,350

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2000
                                   (Unaudited)

                                                 Limited Partners      General
                                      Units           Amount          Partners           Total
Balance December 31, 1999              7,487,350      $12,234,093        $ 199,026      $12,433,119
Distributions to limited partners                      (5,241,642)               -       (5,241,642)
Net income                                              1,816,356           18,347        1,834,703
                                 ---------------- ---------------- ---------------- ----------------
Balance June 30, 2000                  7,487,350      $ 8,808,807        $ 217,373      $ 9,026,180
                                 ================ ================ ================ ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                Six Months                       Three Months
                                                              Ended June 30,                    Ended June 30,
                                                              --------------                    --------------
                                                          2000             1999             2000             1999
                                                          ----             ----             ----             ----
Operating activities:
Net income                                               $ 1,834,703      $ 5,384,898      $ 1,430,871      $ 3,145,063
Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation and amortization                             560,683          965,720          276,828          428,125
   Leveraged lease income                                          -          (80,864)               -          (13,245)
   Gain on sale of assets                                 (1,223,154)      (5,137,639)      (1,166,793)      (3,157,632)
     Changes in operating assets and liabilities:
        Accounts receivable                                1,212,465          102,809           46,088          203,070
        Accounts payable, general partner                    (26,449)        (412,269)         (56,675)         (58,868)
        Accounts payable, other                             (239,940)         (17,727)         (55,092)         (60,978)
        Accrued interest payable                              (3,149)          (4,678)          (1,590)          (2,224)
        Unearned operating lease income                      (47,792)        (105,059)           3,715           32,698
                                                     ---------------- ---------------- ---------------- ----------------
Net cash from operations                                   2,067,367          695,191          477,352          516,009
                                                     ---------------- ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                              2,276,805       11,397,850        2,127,197        7,777,411
Reduction in investment in direct financing
   leases                                                     83,127          747,394         (146,733)         352,400
Reduction in investment in leveraged leases                        -                -                -           (1,240)
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                  2,359,932       12,145,244        1,980,464        8,128,571
                                                     ---------------- ---------------- ---------------- ----------------

Financing activities:
Payments of non-recourse debt                               (776,163)      (1,104,894)        (391,875)        (510,230)
Distributions to limited partners                         (5,241,642)      (5,242,412)      (2,621,012)      (2,621,410)
                                                     ---------------- ---------------- ---------------- ----------------
Net cash used by financing activities                     (6,017,805)      (6,347,306)      (3,012,887)      (3,131,640)
                                                     ---------------- ---------------- ---------------- ----------------
Net (decrease) increase in cash and
   cash equivalents                                       (1,590,506)       6,493,129         (555,071)       5,512,940
Cash at beginning of period                                5,864,559          371,891        4,829,124        1,352,080
                                                     ---------------- ---------------- ---------------- ----------------
Cash at end of period                                    $ 4,274,053      $ 6,865,020      $ 4,274,053      $ 6,865,020
                                                     ================ ================ ================ ================

Supplemental disclosures of cash flow
   information:
Cash paid during period for interest                       $ 103,045        $ 178,434         $ 41,861         $ 76,519
                                                     ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 2000, the original terms of the leases were from six months to eight years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense or        Reclass-
                                            December 31,     Amortization     ifications &       June 30,
                                                1999           of Leases      Dispositions         2000
                                                ----           ---------     --------------        ----
Net investment in operating leases             $ 4,402,707       $ (539,704)       $ 421,827      $ 4,284,830
Net investment in direct financing leases        3,412,936          (83,127)        (661,736)       2,668,073
Initial direct costs, net of accumulated
   amortization of $496,325 in 1999 and
   $649,058 in 2000                                 61,011          (20,979)               -           40,032
Equipment held for lease                           242,793                -         (231,685)          11,108
Residual value interests                           582,057                -         (582,057)               -
Reserve for losses                                (652,082)               -                -         (652,082)
                                         ------------------ ---------------- ---------------- ----------------
                                               $ 8,049,422       $ (643,810)     $(1,053,651)     $ 6,351,961
                                         ================== ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


3. Investments in leases (continued):

The Partnership's investment in property on operating leases consists of the following:

                                                                            Reclassifications &
                                                      December 31,              Dispositions              June 30,
                                                          1999          1st Quarter      2nd Quarter         2000
                                                          ----          -----------      -----------         ----
Printing                                                 $ 3,478,749                                        $ 3,478,749
Transportation                                             2,763,271        $ 513,879                         3,277,150
Construction                                               2,058,733         (263,984)       $ (38,554)       1,756,195
Ground support                                             1,127,988                -                -        1,127,988
Manufacturing                                                457,670                -                -          457,670
Materials handling                                           291,920                -                -          291,920
Other                                                        272,267         (188,627)               -           83,640
                                                     ---------------- ---------------- ---------------- ----------------
                                                          10,450,598           61,268          (38,554)      10,473,312
Less accumulated depreciation                             (6,047,891)          88,352         (228,943)      (6,188,482)
                                                     ---------------- ---------------- ---------------- ----------------
                                                         $ 4,402,707        $ 149,620       $ (267,497)     $ 4,284,830
                                                     ================ ================ ================ ================

All of the property on operating leases was acquired from 1992 through 1997.

At June 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

             Year ending       Direct
            December 31,      Financing        Operating          Total
            ------------      ---------        ---------          -----
                    2000         $ 791,179        $ 822,622      $ 1,613,801
                    2001         1,086,349        1,162,969        2,249,318
                    2002           648,317          843,921        1,492,238
                    2003           561,360          609,022        1,170,382
                    2004           424,000                -          424,000
                           ---------------- ---------------- ----------------
                               $ 3,511,205      $ 3,438,534      $ 6,949,739
                           ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.1% to 9.1%.

Future minimum principal payments of long-term non-recourse debt as of June 30, 2000 are as follows:

           Year ending
          December 31,      Principal        Interest           Total
          ------------      ---------        --------           -----
                  2000         $ 759,042         $ 60,350        $ 819,392
                  2001           697,282           56,062          753,344
                  2002           250,450           19,870          270,320
                  2003           106,480            2,861          109,341
                         ---------------- ---------------- ----------------
                             $ 1,813,254        $ 139,143      $ 1,952,397
                         ================ ================ ================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2000 and 1999 as follows :

                                                 2000             1999
                                                 ----             ----
Reimbursement of administrative costs             $ 107,487        $ 100,007

Incentive and equipment management fees             150,232          353,153
                                            ---------------- ----------------
                                                  $ 257,719        $ 453,160
                                            ================ ================

The amounts above are gross amounts incurred by the General Partners and/or Affiliates, including commissions to broker-dealers for the sales of Partnership Units.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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


The Partnership's primary source of liquidity during 2000 were lease revenues, proceeds from the sales of lease assets and borrowings under the line of credit. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The general partner envisions no such requirements for operating purposes.

As of June 30, 2000, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of $1,813,254. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2000, there were no such commitments.


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


Cash Flows, 2000 vs. 1999:

Six months:

During the first six months of 2000 and 1999, proceeds from sales of lease assets was the primary sources of cash flows.

Cash flows from operations increased by $1,372,176 from ($695,191 in 1999 to $2,067,367 in 2000). The increase is a result of reductions of accounts receivables in 2000 compared to 1999.

Sources of cash from investing activities consisted of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases. Proceeds from sales of assets decreased from $11,397,850 in 1999 to $2,276,805 in 2000.

In 2000 and 1999, there were no sources of cash from financing activities. The amounts of cash used to repay non-recourse debt and the amounts distributed to the Limited Partners did not change significantly.

Three months:

Proceeds from sales of lease assets was the primary source of cash flows in the second quarter of 2000 and 1999.

Operating lease rents have decreased by $279,657 from the prior year due to asset sales during the preceding twelve months. These rents are the primary source of cash from operations.

In 2000 and 1999, proceeds from lease assets sales were the most significant source of cash from investing activities. Proceeds from asset sales has decreased as most of the Partnership's lease assets have been sold over the last eighteen months. Rents from direct financing leases also provided cash flows from investing activities but has decreased as a result of asset sales.

During the second quarter of 2000 and 1999, there were no financing sources of cash. Payments of non-recourse debt decreased slightly for the same reasons as noted above for the six month period.



Results of Operations

Operations in the 2000 resulted in net income of $1,834,703 for the six month period and $1,430,871 for the three month period. In 1999, operations resulted in net income of $5,384,898 for the six month period and $3,145,063 for the three month period.

Operating lease revenues decreased by $279,657 for the six month period and by $36,708 for the three month period. Revenues have declined as leases have matured and as the underlying assets have been sold. The Partnership's investment in lease assets has decreased from $20,423,330 at December 31, 1998 to $6,351,961 at June 30, 2000. Most of the decrease has been as a result of sales of assets. As leases mature and the related assets are sold, lease revenues are expected to continue to decline. Gains and losses from the sales of those assets are not expected to be consistent from one period to another.

The Partnership's operating expenses decreased by $634,059 for the six month period and by $302,691 for the three month period. Most of the decrease resulted from decreased depreciation expense. Depreciation has decreased as operating leases have matured and as the underlying assets have been sold. Management fees are related to lease revenues and have decreased along with those revenues.


                            PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $1,377,000 to $2,543,000. The General Partner sued the lessee for damages and is currently awaiting judgment from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in Item 1 of this report.

Item 2. CHANGES IN SECURITIES.

         Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheet, June 30, 2000

                        Income statements for the six and three month periods ended June 30, 2000 and 1999.

                        Statement of changes in partners' equity for the six months ended June 30, 2000.

                        Statements of cash flows for the six and three month periods ended June 30, 2000 and 1999.

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

Date:
August 11, 2000

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



              By: ATEL Financial Corporation
                  General Partner of Registrant




                                By:     /s/ A.  J.  BATT
                                      ---------------------------------
                                      A. J. Batt
                                      President and Chief Executive Officer
                                      of General Partner




                                By:     /s/ DEAN L. CASH
                                      ---------------------------------
                                      Dean L. Cash
                                      Executive Vice President
                                      of General Partner




              By:   /s/ PARITOSH K. CHOKSI
                  ------------------------------------------------------
                  Paritosh K. Choksi
                  Principal financial officer of registrant




              By:   /s/ DONALD E.  CARPENTER
                  ------------------------------------------------------
                  Donald E.  Carpenter,
                  Principal accounting officer of
                  registrant