Form 10QSB
period 2000-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2000-11-09
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $1,899,111

Accounts receivable                                                     332,965

Investment in leases                                                  5,831,413
                                                               -----------------
                                                                     $8,063,489
                                                               =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $1,413,641
Accounts payable:
   General Partner                                                       29,789
   Other                                                                 29,088
Accrued interest                                                          6,969
Unearned operating lease income                                          89,213
                                                               -----------------
Total liabilities                                                     1,568,700

Partners' capital:
     General Partner                                                    218,849
     Limited Partners                                                 6,275,940
                                                               -----------------
Total partners' capital                                               6,494,789
                                                               -----------------
                                                                     $8,063,489
                                                               =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                    Nine Months Ended                  Three Months Ended
                                                      September 30,                        September 30,
                                                      -------------                        -------------
Revenues:                                         2000              1999              2000              1999
                                                  ----              ----              ----              ----
Lease revenues:
   Operating                                      $1,634,319        $ 2,156,039        $ 408,028         $ 650,091
   Direct financing                                  524,587            515,961          165,707           159,785
   Leveraged                                               -             80,864                -                 -
   Gain (loss) on sales of assets                  1,217,674          5,423,105           (5,480)          285,466
Interest income                                      182,983            138,558           72,863            90,720
Other                                                 38,487             13,303              709             1,291
                                            ----------------- ------------------ ---------------- -----------------
                                                   3,598,050          8,327,830          641,827         1,187,353
Expenses:
Depreciation and amortization                        837,320          1,328,425          276,637           362,705
Management fees                                      236,186            525,619           85,954           172,466
Administrative cost reimbursements                   178,446            168,992           70,959            68,985
Interest                                             132,397            238,336           32,501            64,580
Railcar maintenance                                  111,237                  -                -                 -
Other                                                 80,631            118,289           24,463           (23,695)
Professional fees                                     39,491             28,834            3,674             7,875
                                            ----------------- ------------------ ---------------- -----------------
                                                   1,615,708          2,408,495          494,188           652,916
                                            ----------------- ------------------ ---------------- -----------------
Net income                                        $1,982,342        $ 5,919,335        $ 147,639         $ 534,437
                                            ================= ================== ================ =================
Net income:
     General Partner                                $ 19,823           $ 59,193          $ 1,476           $ 5,344
     Limited Partners                              1,962,519          5,860,142          146,163           529,093
                                            ----------------- ------------------ ---------------- -----------------
                                                  $1,982,342        $ 5,919,335        $ 147,639         $ 534,437
                                            ================= ================== ================ =================
Net income per Limited Partnership unit                $0.26              $0.78            $0.02             $0.07
Weighted average number of units outstanding       7,487,350          7,487,350        7,487,350         7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                            Limited Partners       General
                                                               Units             Amount            Partner           Total
Balance December 31, 1999                                        7,487,350       $ 12,234,093        $ 199,026      $ 12,433,119
Distributions to limited partners                                                  (7,920,672)               -        (7,920,672)
Net income                                                                          1,962,519           19,823         1,982,342
                                                          ----------------- ------------------ ---------------- -----------------
Balance September 30, 2000                                       7,487,350        $ 6,275,940        $ 218,849        $6,494,789
                                                          ================= ================== ================ =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                                2000              1999              2000              1999
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                      $1,982,342        $ 1,180,317        $ 147,639         $ 534,437
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                                 837,320          1,328,425          276,637           362,705
     Leveraged lease income                                              -            (80,864)               -                 -
     (Gain) loss on sales of assets                             (1,217,674)        (5,423,105)           5,480          (285,466)
Changes in operating assets and liabilities:
   Accounts receivable                                           1,266,447            223,550           53,982           120,741
   Accounts payable, General Partner                               (36,787)          (401,741)         (10,338)           10,528
   Accounts payable, other                                        (233,672)           (51,838)           6,268           (34,111)
   Accrued interest                                                 (4,769)            (6,743)          (1,620)           (2,065)
   Unearned operating lease income                                 (60,570)            36,694          (12,778)          141,753
                                                          ----------------- ------------------ ---------------- -----------------
Net cash from operations                                         2,532,637          1,543,713          465,270           848,522
                                                          ----------------- ------------------ ---------------- -----------------

Investing activities:
Proceeds from sales of lease assets                              1,916,239         14,320,842            8,176         2,922,992
Reduction of net investment in direct financing
   leases                                                          682,124          1,100,207          230,255           352,813
                                                          ----------------- ------------------ ---------------- -----------------
Net cash provided by investing activities                        2,598,363         15,421,049          238,431         3,275,805
                                                          ----------------- ------------------ ---------------- -----------------

Financing activities:
Distributions to limited partners                               (7,920,672)        (7,863,357)      (2,679,030)       (2,620,945)
Repayment of non-recourse debt                                  (1,175,776)        (1,613,626)        (399,613)         (508,732)
                                                          ----------------- ------------------ ---------------- -----------------
Net cash used in financing activities                           (9,096,448)        (9,476,983)      (3,078,643)       (3,129,677)
                                                          ----------------- ------------------ ---------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                  (3,965,448)         7,487,779       (2,374,942)          994,650
Cash and cash equivalents at beginning of
   period                                                        5,864,559            371,891        4,274,053         6,865,020
                                                          ----------------- ------------------ ---------------- -----------------
Cash and cash equivalents at end of period                      $1,899,111        $ 7,859,670       $1,899,111        $7,859,670
                                                          ================= ================== ================ =================


Supplemental disclosures of cash flow
   information:

Cash paid for interest                                           $ 137,166          $ 245,079         $ 34,121          $ 66,645
                                                          ================= ================== ================ =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or         Reclass-
                                                            December 31,      Amortization      ifications &     September 30,
                                                                1999            of Leases       Dispositions          2000
                                                                ----            ---------      --------------         ----
Net investment in operating leases                              $4,402,707         $ (806,010)       $ 413,456        $4,010,153
Net investment in direct financing leases                        3,412,936           (682,124)        (298,277)        2,432,535
Equipment held for sale or lease                                   242,793                  -         (231,687)           11,106
Residual value interests                                           582,057                  -         (582,057)                -
Initial direct costs, net of accumulated
   amortization of $303,846 in 2000 and $514,804
   in 1999                                                          61,011            (31,310)               -            29,701
Reserve for losses                                                (652,082)                 -                -          (652,082)
                                                          ----------------- ------------------ ---------------- -----------------
                                                                $8,049,422        $(1,519,444)      $ (698,565)       $5,831,413
                                                          ================= ================== ================ =================

At September 30, 2000, equipment on operating leases consists of the following:

                                           Balance                                                                  Balance
                                         December 31,        Acquisitions, Dispositions & Reclassifications      September 30,
                                                             ----------------------------------------------
                                             1999           1st Quarter        2nd Quarter     3rd Quarter            2000
                                             ----           -----------        -----------     -----------            ----
Printing                                     $ 3,478,749                                                              $3,478,749
Transportation                                 2,763,271         $ 513,879                           $ (18,130)        3,259,020
Construction equipment                         2,058,733          (263,984)         $ (38,554)               -         1,756,195
Ground support equipment                       1,127,988                 -                  -                -         1,127,988
Manufacturing                                    457,670                 -                  -                -           457,670
Materials handling                               291,920                 -                  -                -           291,920
Other                                            272,267          (188,627)                 -                -            83,640
                                      ------------------- ----------------- ------------------ ---------------- -----------------
                                              10,450,598            61,268            (38,554)         (18,130)       10,455,182
Accumulated depreciation                      (6,047,891)           88,352           (228,943)        (256,547)       (6,445,029)
                                      ------------------- ----------------- ------------------ ---------------- -----------------
                                             $ 4,402,707         $ 149,620         $ (267,497)      $ (274,677)       $4,010,153
                                      =================== ================= ================== ================ =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating          Financing           Total
 Three months ending December 31, 2000         $ 377,444          $ 395,217        $ 772,661
         Year ending December 31, 2001         1,162,969          1,086,349        2,249,318
                                  2002           843,921            648,317        1,492,238
                                  2003           609,022            561,360        1,170,382
                                  2004                 -            424,000          424,000
                                        ----------------- ------------------ ----------------
                                              $2,993,356        $ 3,115,243       $6,108,599
                                        ================= ================== ================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.69% to 8.95%.



Future minimum principal payments of non-recourse debt as of September 30, 2000 are as follows:

                                          Principal          Interest            Total
Three months ending December 31, 2000         $ 359,429          $ 26,229         $ 385,658
        Year ending December 31, 2001           697,282             56,062          753,344
                                 2002           250,450             19,870          270,320
                                 2003           106,480              2,861          109,341
                                       ----------------- ------------------ ----------------
                                             $1,413,641          $ 105,022       $1,518,663
                                       ================= ================== ================


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

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                             2000              1999
                                             ----              ----
Incentive and equipment management fees       $ 236,186         $ 525,619
Administrative cost reimbursements              178,446           168,992
                                        ---------------- -----------------
                                              $ 414,632         $ 694,611
                                        ================ =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's primary sources of liquidity during the first nine months of 2000 were operating lease rents and proceeds from the sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 2000, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of approximately $1,414,000. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner does not expect that there will be additional borrowings in the future.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 2000, there were no such commitments.

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


2000 vs. 1999:
Nine months:

During the first nine months of 2000 and 1999, the primary source of operating cash flows was operating lease revenues. Total lease revenues decreased by $521,720 in 2000 compared to 1999.

In 2000 and 1999, the most significant source cash flows from investing activities was the proceeds from the sales of assets. Proceeds from asset sales are not comparable to prior periods nor are they expected to be comparable to future periods. Direct financing lease rents decreased by $418,086 compared to 1999.

There were no sources of cash from financing activities in 2000 or in 1999. Cash used to repay non-recourse debt has decreased due to scheduled debt reductions. Distributions to Limited Partners have not changed significantly.

Three months:

The primary source of cash from operations for the third quarter was lease rents. Lease rents have decreased from the prior year due to asset sales during the preceding twelve months.

The primary source of cash flows from financing activities in 2000 was rents from direct financing leases.

There were no sources of cash from financing activities in 2000 or in 1999. Repayments of debt decreased for the same reasons as noted above for the nine month period. Distributions to the limited partners were almost unchanged.

Results of Operations

Operations in 2000 resulted in net income of $1,982,342 for the nine month period and $147,639 for the three month period. In 1999, operations resulted in net income of $5,919,335 for the nine month period and $534,437 for the three month period.

2000 vs. 1999:

Operating lease revenues have decreased due to sales and reclassifications of leased assets during the last twelve months. Revenues from leveraged leases decreased as a result of the sale of the remaining assets on such leveraged leases in the second quarter of 1999. Gains on sales of lease assets decreased significantly and resulted largely due to the 1999 sale of leveraged lease assets that had been on lease to Liquid Carbonics. There were no comparable sales in 2000.

Depreciation expense is directly related to the amounts of operating lease assets and has decreased from 1999 to 2000 as a result of sales of operating lease assets over the last year.

Management fees are related to the amounts of lease revenues and distributions to Limited Partners. As assets have been sold, lease revenues have decreased and as a result, equipment management fees have also decreased. Incentive management fees (which are related to the distributions of operating cash flows to the limited partners) have also decreased as less of the distributions were of cash from operations than in 1999. As a result of reductions in the outstanding non-recourse debt, interest expense has decreased compared to 1999.

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

Item 5.                      OTHER INFORMATION.

                               Inapplicable.

Item 6.                      EXHIBITS AND REPORTS ON FORM 8-K.

                          (a)Documents filed as a part of this report
                          1.   Financial Statements
                               Included in Part I of this report:

                               Balance Sheets, September 30, 2000 and December 31, 1999.

                               Income statements for the nine and three month periods ended September 30, 2000 and 1999.

                               Statement of changes in partners' equity for the nine month period ended September 30, 2000.

                               Statements of cash flows for the nine and three month periods ended September 30, 2000 and 1999.

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

Date:
November 9, 2000

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                                  By: ATEL Financial Corporation
                                      General Partner of Registrant




                                  By:    /s/ A. J. BATT
                                       ------------------------------------
                                       A. J. Batt
                                       President and Chief Executive Officer
                                       of General Partner




                                  By:    /s/ DEAN L. CASH
                                       ------------------------------------
                                       Dean L. Cash
                                       Executive Vice President
                                       of General Partner




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