Form 10KSB
period 2000-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2001-03-28
CIK 879812

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2000

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

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund IV, L.P. (the Partnership) was formed under the laws of the State of California in September 1991. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Corporation
(ATEL).

The Partnership conducted a public offering of 7,500,000 units of Limited Partnership Interest (Units) at a price of $10 per Unit which terminated on February 3, 1993. As of that date, the Partnership had sold an aggregate of 7,500,000 Units for a total capitalization of $75,000,000.

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

During 2000 and 1999, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee            Type of Equipment            2000            1999
          ------            -----------------            ----            ----
Treasure Chest Advertising  Printing                     32%              12%
Tarmac America, Inc.        Construction                 10%               *
Xerox Corporation           Manufacturing                23%               *
Railcar, Ltd.               Railroad Boxcars             24%               *
*  Less than 10%.

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

Equipment Dispositions

Through December 31, 2000, the Partnership has disposed of certain leased assets as set forth below:

                            Original
                          Equipment Cost,                            Excess of
          Type of          Excluding                                Rents Over
         Equipment       Acquisition Fees        Sale Price         Expenses *
         ---------       ----------------        ----------         ----------
Transportation             $ 32,418,274         $22,052,247       $ 24,146,414
Mining                       19,416,254           9,875,215         10,813,022
Chemicals manufacturing       9,265,984           7,500,000          7,021,967
Aircraft                      6,987,842           6,218,053          6,008,114
Furniture & fixtures          4,940,223           2,564,973          3,582,115
Materials handling            5,470,540           1,974,204          3,662,043
Miscellaneous                18,279,122           6,062,791         18,148,913
                         ---------------    ----------------   ----------------
                           $ 96,778,240         $56,247,483       $ 73,382,588
                         ===============    ================   ================

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2000 and the industries to which the assets have been leased.

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

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2000, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages. The General Partner sued the lessee for damages and is currently awaiting judgment from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in
Item 8 of this report.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment, which has been liquidated, netting a sum which represents approximately 17% of the original equipment cost. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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

Holders

As of December 31, 2000, a total of 5,190 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner has sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1994; $1.30 in 1995 and 1996; and $1.40 in 1997, 1998
and 1999. The reinvestment period ended December 31, 1999.

The rate for each of the monthly distributions from 2000 operations was $.11666 per Unit. The distributions were made in February 2000 through December 2000 and in January 2001. For each of the quarterly distributions (made in April, July and October 2000 and in January 2001) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 2000.

The rate for each of the monthly distributions from 1999 operations was $.11666 per Unit. The distributions were made in February 1999 through December 1999 and in January 2000. For each of the quarterly distributions (made in April, July and October 1999 and in January 2000) the rate was $.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 1999.

The following table presents summarized information regarding distributions to Limited Partners:

                                              2000    1999      1998    1997      1996
                                              ----    ----      ----    ----      ----
Distributions of net income                  $ 0.38   $ 0.97   $ 0.27   $ 0.51   $ 0.30
Return of investment                           1.03     0.43     1.13     0.89     1.09
                                            -------- -------- -------- -------- --------
Distributions per unit                         1.41     1.40     1.40     1.40     1.39
Differences due to timing of distributions    (0.01)       -        -        -     0.01
                                            -------- -------- -------- -------- --------
Nominal distribution rates from above        $ 1.40   $ 1.40   $ 1.40   $ 1.40   $ 1.40
                                            ======== ======== ======== ======== ========

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                               2000            1999            1998            1997            1996
                                               ----            ----            ----            ----            ----
Gross revenues                             $ 5,062,973      $10,214,752    $ 6,020,470     $ 11,280,196    $13,239,354
Net income                                 $ 2,882,463      $ 7,306,605    $ 2,012,558      $ 3,833,683     $2,266,613
Weighted average Units outstanding           7,487,350        7,487,350      7,487,350        7,487,350      7,487,725
Net income per Unit, based on
   weighted average Units outstanding           $ 0.38           $ 0.97         $ 0.27           $ 0.51         $ 0.30
Distributions per Unit, based on
   weighted average Units outstanding           $ 1.41           $ 1.40         $ 1.40           $ 1.40         $ 1.39
Total Assets                               $ 5,999,906      $15,513,393   $ 21,203,969     $ 31,785,523    $53,594,276
Non-recourse Debt                            $ 809,407      $ 2,589,417    $ 4,634,713      $ 6,939,999    $20,450,921
Total Partners' Capital                    $ 4,774,714      $12,433,119   $ 15,610,700     $ 24,082,598    $30,730,215


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

As of December 31, 2000, cash balances consisted of working capital and amounts reserved for distributions in 2001.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 2000, the Partnership had borrowed approximately $38,342,000 with remaining unpaid balances of approximately $809,000. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

Cash Flows

Cash flows from operations increased from $876,351 in 1999 to $1,193,092 in 2000, an increase of $316,741. Operating lease revenues, the primary source of cash flows from operations decreased from $2,908,576 in 1999 to $1,944,782 in 2000, a decrease of $963,794. Direct finance lease revenues increased from $664,567 in 1999 to $726,479 in 2000, a increase of $61,912. Changes in balance sheet operating accounts, including bank overdrafts at December 31, 2000 resulted in the remaining fluctuation compared to 1999. Bank overdrafts occurred when proceeds from the sale of certain lease assets were received on the first business day of 2001 instead of being received in December 2000 as had been anticipated.

In 2000 and 1999, the Partnership's sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases. Proceeds from sales of lease assets decreased from $15,767,012 in 1999 to $4,429,471 in 2000, a decrease of $11,337,541.

In 2000 and 1999, there were no sources of cash from financing activities. Cash was used to repay non-recourse debt and to make distributions to the limited partners.

Results of Operations

Based on the lease assets owned and lease contracts in place at December 31, 2000, operating lease rents are expected to decrease by approximately $1,145,000 in 2001 compared to 2000. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

Total revenues decreased from $10,214,752 in 1999 to $5,062,973 in 2000, a decrease of $5,151,779. The decrease was due primarily to decreased sales of lease assets. The sales resulted in gains of $2,121,362 in 2000 compared to $6,311,690 in 1999. Lease revenues also decreased from $3,654,007 in 1999 to $2,671,261 in 2000, a decrease of $982,746. Gains on asset sales are not expected to be consistent from one year to another. Lease revenues are expected to decline as the underlying assets are sold at the maturity of their related leases.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased from $1,469,305 in 1999 to $1,079,448 in 2000 as a result of the sales of operating lease assets noted above.

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

To hedge its interest rate risk related to any outstanding variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2000, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund IV, L.P.


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. as of December 31, 2000, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 1, 2001

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS


Cash and cash equivalents                                           $ 55,445

Accounts receivable                                                2,223,993

Investments in equipment and leases                                3,720,468
                                                              ---------------
Total assets                                                      $5,999,906
                                                              ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                  $ 809,407

Bank overdrafts                                                      230,243

Accounts payable:
     General Partner                                                  32,722
     Other                                                            93,119

Accrued interest payable                                               5,456

Unearned lease income                                                 54,245
                                                              ---------------
Total liabilities                                                  1,225,192

Partners' capital:
     General Partner                                                 227,851
     Limited Partners                                              4,546,863
                                                              ---------------
Total partners' capital                                            4,774,714
                                                              ---------------
Total liabilities and partners' capital                           $5,999,906
                                                              ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000            1999
                                                      ----            ----
Revenues:
Leasing activities:
  Operating leases                                   $ 1,944,782     $2,908,576
  Direct financing leases                                726,479        664,567
  Leveraged leases                                             -         80,864
  Gain on sales of assets                              2,121,362      6,311,690
Interest income                                          202,044        235,544
Other                                                     68,306         13,511
                                                 ---------------- --------------
                                                       5,062,973     10,214,752
Expenses:
Depreciation and amortization                          1,131,644      1,620,663
Equipment and incentive management
   fees to General Partner                               283,420        601,404
Administrative cost reimbursements
   to General Partner                                    275,964        224,771
Other                                                    181,613        138,323
Interest expense                                         157,141        293,850
Railcar maintenance                                      111,237              -
Professional fees                                         39,491         29,136
                                                 ---------------- --------------
                                                       2,180,510      2,908,147
                                                 ---------------- --------------
Net income                                           $ 2,882,463     $7,306,605
                                                 ================ ==============

Net income:
     General Partner                                    $ 28,825       $ 73,066
     Limited Partners                                  2,853,638      7,233,539
                                                 ---------------- --------------
                                                     $ 2,882,463     $7,306,605
                                                 ================ ==============

Net income per Limited
   Partnership unit                                       $ 0.38         $ 0.97

Weighted average number of
   units outstanding                                   7,487,350      7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                  Limited Partners    General
                                                       Units          Amount          Partner         Total
                                                       -----          ------          -------         -----
Balance December 31, 1998                               7,487,350   $ 15,484,740        $ 125,960    $15,610,700
Distributions to limited partners ($1.40 per Unit)                   (10,484,186)               -    (10,484,186)
Net income                                                             7,233,539           73,066      7,306,605
                                                  ---------------- -------------- ---------------- --------------
Balance December 31, 1999                               7,487,350     12,234,093          199,026     12,433,119
Distributions to limited partners ($1.41 per Unit)                   (10,540,868)               -    (10,540,868)
Net income                                                             2,853,638           28,825      2,882,463
                                                  ---------------- -------------- ---------------- --------------
Balance December 31, 2000                               7,487,350    $ 4,546,863        $ 227,851     $4,774,714
                                                  ================ ============== ================ ==============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000            1998
                                                      ----            ----
Operating activities:
Net income                                           $ 2,882,463     $7,306,605
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                     1,131,644      1,620,663
     Leveraged lease income                                    -        (80,864)
     Gain on sales of assets                          (2,121,362)    (6,311,690)
     Changes in operating assets and liabilities:
        Accounts receivable                             (624,581)    (1,190,664)
        Bank overdrafts                                  230,243              -
        Accounts payable, General Partner                (33,854)      (391,668)
        Accounts payable, other                         (169,641)        45,579
        Accrued interest payable                          (6,282)        (8,468)
        Unearned lease income                            (95,538)      (113,142)
                                                 ---------------- --------------
Net cash provided by operating activities              1,193,092        876,351

Investing activities:
Proceeds from sales of lease assets                    4,429,471     15,767,012
Reductions in net investment in direct financing
   leases                                                889,201      1,378,787
                                                 ---------------- --------------
Net cash provided by investing activities              5,318,672     17,145,799

Financing activities:
Repayment of non-recourse debt                        (1,780,010)    (2,045,296)
Distributions to limited partners                    (10,540,868)   (10,484,186)
                                                 ---------------- --------------
Net cash used in financing activities                (12,320,878)   (12,529,482)
                                                 ---------------- --------------

Net (decrease) increase in cash and cash
   equivalents                                        (5,809,114)     5,492,668
Cash and cash equivalents at beginning of period       5,864,559        371,891
                                                 ---------------- --------------
Cash and cash equivalents at end of period               $55,445     $5,864,559
                                                 ================ ==============


Supplemental disclosures of cash flow
   information:

Cash paid during the year for interest                  $163,423       $302,318
                                                 ================ ==============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership) was formed under the laws of the State of California in September 1991 for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership Interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

The Partnership's business consists of leasing various types of equipment. As of December 31, 2000, the original terms of the leases ranged from five to nine years.

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

Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals and realization of residual values. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

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

                                DECEMBER 31, 2000


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

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                 2000            1999
                                                 ----            ----
Financial statement basis of net assets        $ 4,774,714     $ 12,433,119
Tax basis of net assets                         10,294,890       16,992,911
                                            --------------- ----------------
Difference                                     $ 5,520,176     $ 12,218,197
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

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                                2000            1999
                                                ----            ----
Net income per financial statements            $2,882,463       $7,306,605
Adjustment to depreciation expense                171,326       (1,891,652)
Adjustments to revenues                           789,058        9,847,026
                                           --------------- ----------------
Net income per federal tax return              $3,842,847      $15,261,979
                                           =============== ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2000 and 1999.

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


3.  Investments in equipment and leases:

As of December 31, 2000, the Partnership's investments in equipment and leases consist of the following:

                                                                                  Depreciation
                                                                                  Expense or       Reclass-
                                                                 December 31,    Amortization    ifications or   December 31,
                                                                     1999         of Leases      Dispositions        2000
                                                                     ----         ---------     --------------       ----
Net investment in operating leases                                  $ 4,402,707   $ (1,079,448)      $ (733,715)    $2,589,544
Net investment in direct financing leases                             3,412,936       (889,201)        (849,608)     1,674,127
Residual value interests                                                582,057              -         (582,057)             -
Assets held for lease or sale                                           242,793              -         (231,685)        11,108
Reserve for losses and impairments                                     (652,082)             -           67,211       (584,871)
Initial direct costs, net of accumulated amortization of
   $99,456 in 2000 and $496,325 in 1999                                  61,011        (52,196)          21,745         30,560
                                                                ---------------- -------------- ---------------- --------------
                                                                    $ 8,049,422   $ (2,020,845)    $ (2,308,109)    $3,720,468
                                                                ================ ============== ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                 Reclass-
                               December 31,                    ifications or   December 31,
                                   1999         Additions      Dispositions        2000
                                   ----         ---------     --------------       ----
Transportation                    $ 2,763,271                       $ 433,421     $3,196,692
Construction                        2,058,733                        (302,538)     1,756,195
Manufacturing                         457,670                               -        457,670
Materials handling                    291,920                               -        291,920
Other                                 272,267                        (246,175)        26,092
Printing                            3,478,749                      (3,478,749)             -
Ground support                      1,127,988                      (1,127,988)             -
                              ---------------- -------------- -------------------------------
                                   10,450,598                      (4,722,029)     5,728,569
Less accumulated depreciation      (6,047,891)  $ (1,079,448)       3,988,314     (3,139,025)
                              ---------------- -------------- -------------------------------
                                  $ 4,402,707   $ (1,079,448)      $ (733,715)    $2,589,544
                              ================ ============== ===============================

Direct financing leases:

As of December 31, 2000, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2000:

Total minimum lease payments receivable                         $2,439,979
Estimated residual values of leased equipment (unguaranteed)     1,269,236
                                                            ---------------
Investment in direct financing leases                            3,709,215
Less unearned income                                            (2,035,088)
                                                            ---------------
Net investment in direct financing leases                       $1,674,127
                                                            ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

At December 31, 2000, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                       Direct
     Year ending      Operating       Financing
     December 31,      Leases          Leases          Total
     ------------      ------          ------          -----
              2001      $ 799,478        $ 893,259    $ 1,692,737
              2002        764,834          561,360      1,326,194
              2003        597,649          561,360      1,159,009
              2004              -          424,000        424,000
                    -------------- ---------------- --------------
                      $ 2,161,961      $ 2,439,979    $ 4,601,940
                    ============== ================ ==============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

             Balance, December 31, 1998                $ 915,999
             Charge offs                                (263,917)
                                                 ----------------
             Balance, December 31, 1999                  652,082
             Charge offs                                 (67,211)
                                                 ----------------
             Balance, December 31, 2000                $ 584,871
                                                 ================


4.  Non-recourse debt:

At December 31, 2000, non-recourse debt, other than that related to leveraged leases which are accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.04% to 8.854%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2000, the carrying value of the pledged assets is $1,376,370. The notes mature from 2001 through 2003.

Future minimum payments of non-recourse debt are as follows:

            Year ending
           December 31,    Principal       Interest         Total
           ------------    ---------       --------         -----
                   2001      $ 515,011         $ 41,836      $ 556,847
                   2002        187,916           18,137        206,053
                   2003        106,480            2,861        109,341
                         -------------- ---------------- --------------
                             $ 809,407         $ 62,834      $ 872,241
                         ============== ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 2000 and 1999:

                                                                                     2000            1999
                                                                                     ----            ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as  defined  in the  L$283,420artners$601,404ement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                        $283,420       $601,404

Administrative cost reimbursements to General Partner                                   275,964        224,771
                                                                                ---------------- --------------
                                                                                       $559,384       $826,175
                                                                                ================ ==============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


6.  Partners' capital:

As of December 31, 2000, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

The Partnership's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, are to be distributed as follows:

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

          (A)  10% of remaining Cash from Operations and

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

There were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                     2000            1999
                                                     ----            ----
            Transportation                            47%            21%
            Miscellaneous manufacturing               27%            31%
            Construction                              19%             *
            Printing and publishing                    *             19%
            *  Less than 10%

During 2000, four customers comprised 32%, 24%, 23% and 10%, respectively, of the Partnership's revenues from leases. During 1999, one customer comprised 12% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


8.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2000 is $784,825.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Corporation.

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

Paritosh K. Choksi          Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFC, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                              for ACG, AFC, ALC, AIS and AEC

A. J. Batt, age 64, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 50, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 47, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 52, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 42, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2000 and 1999 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

The maximum amount of such fees is $3,569,047. As of December 31, 1995 all of the allowable fees had been paid. No such fees have been paid subsequent to that date.

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

Incentive Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing.

See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partner is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 2000 and 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2000, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for a vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules

                             1.  Financial Statements
                                 Included in Part II of this report:

                                 Report of Independent Auditors

                                 Balance Sheet at December 31, 2000

                                 Statements of Income for the years ended
                                 December 31, 2000 and 1999

                                 Statements of Changes in Partners' Capital for the years ended December 31, 2000 and 1999

                                 Statements of Cash Flows for the years ended December 31, 2000 and 1999

                                 Notes to  Financial Statements

                             2.  Financial Statement Schedules
                                 Allschedules  for  which  provision  is made in
                                    the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         (b)Reports on Form 8-K for the fourth quarter of 2000
                                 None

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



         Date:3/23/2001

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


           SIGNATURE                     CAPACITIES                   DATE



/s/  A. J. Batt            President and Chief Executive Officer of 3/23/2001
-------------------------- ATEL Financial Corporation (General
A. J. Batt                 Partner)







 /s/ Dean Cash             Executive Vice President of ATEL         3/23/2001
-------------------------- Financial Corporation (General Partner)
Dean Cash




/s/ Paritosh K. Choksi     Principal financial officer of           3/23/2001
-------------------------- registrant; principal financial officer
Paritosh K. Choksi         and director of ATEL Financial
                           Corporation





/s/ Donald E. Carpenter    Principal accounting officer of          3/23/2001
-------------------------- registrant; principal accounting officer
Donald E. Carpenter        of ATEL Financial Corporation