Form 10-Q
period 2001-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2001-05-14
CIK 879812

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the quarterly period ended March 31, 2001

              |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the transition period from _______ to _______

                        Commission File Number 333-62477

                      ATEL Capital Equipment Fund VIII, LLC
             (Exact name of registrant as specified in its charter)

California                                                            94-3307404
----------                                                            ----------
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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                 2001               2000
                                                 ----               ----
Cash and cash equivalents                        $ 4,861,280       $ 2,484,785
Accounts receivable                                4,063,885         5,339,569
Other assets                                         107,500           115,000
Investments in leases                            204,689,972       190,893,298
                                           ------------------ -----------------
Total assets                                    $213,722,637      $198,832,652
                                           ================== =================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                   $90,415,000       $86,668,000
Non-recourse debt                                  6,298,057         7,325,744
Line of credit                                    11,223,497                 -

Accounts payable:
   Managing Member                                   612,706           695,548
   Other                                             356,332           485,895

Accrued interest payable                             215,367           267,823

Unearned operating lease income                    2,385,323         2,051,141
                                           ------------------ -----------------
Total liabilities                                111,506,282        97,494,151
Members' capital:
     Managing member                                       -                 -
     Other members                               102,216,355       101,338,501
                                           ------------------ -----------------
Total members' capital                           102,216,355       101,338,501
                                           ------------------ -----------------
Total liabilities and members' capital          $213,722,637      $198,832,652
                                           ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

Revenues:                                                 2001               2000
                                                          ----               ----
   Leasing activities:
      Operating leases                                    $13,818,603       $ 5,732,031
      Direct financing leases                                 260,626           133,916
      Gain on sales of assets                               1,784,650             1,453
Interest                                                       81,171            34,584
Other                                                          16,603               810
                                                    ------------------ -----------------
                                                           15,961,653         5,902,794
Expenses:
Depreciation and amortization                               7,135,418         4,726,422
Interest expense                                            3,565,545         1,522,340
Asset management fees to Managing Member                      602,965           302,452
Cost reimbursements to Managing Member                        241,272           235,952
Professional fees                                             129,924                 -
Other                                                          61,355            23,384
                                                    ------------------ -----------------
                                                           11,736,479         6,810,550
                                                    ------------------ -----------------
Net income (loss)                                         $ 4,225,174        $ (907,756)
                                                    ================== =================

Net income (loss):
   Managing member                                          $ 250,320       $ 4,225,174
   Other members                                            3,974,854        (5,132,930)
                                                    ------------------ -----------------
                                                          $ 4,225,174        $ (907,756)
                                                    ================== =================

Net income (loss) per Limited Liability Company Unit           $ 0.29           $ (0.61)
Weighted average number of Units outstanding               13,570,188         8,414,352

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                   (Unaudited)

                                     Other Members                 Managing
                                     -------------
                                Units             Amount            Member             Total

Balance December 31, 2000        13,570,188      $101,338,501                $ -      $101,338,501
Distributions to members                           (3,097,000)          (250,320)       (3,347,320)
Net income (loss)                                   3,974,854            250,320         4,225,174
                          ------------------ ----------------- ------------------ -----------------
Balance March 31, 2001           13,570,188      $102,216,355                $ -      $102,216,355
                          ================== ================= ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


Operating activities:                                       2001               2000
                                                            ----               ----
Net income (loss)                                           $ 4,225,174        $ (907,756)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Gain on sales of assets                                   (1,784,650)           (1,453)
   Depreciation and amortization                              7,135,418         4,726,422
   Changes in operating assets and liabilities:
      Accounts receivable                                     1,275,684           885,678
      Other assets                                                7,500             7,500
      Accounts payable, Managing Member                         (82,842)           27,300
      Accounts payable, other                                  (129,563)          420,862
      Accrued interest expense                                  (52,456)           91,461
      Unearned lease income                                     334,182           455,925
                                                      ------------------ -----------------
Net cash provided by operations                              10,928,447         5,705,939
                                                      ------------------ -----------------

Investing activities:
Purchases of equipment on operating leases                  (27,625,407)       (5,620,336)
Proceeds from sales of assets                                 8,555,262             9,520
Reduction of net investment in direct financing leases          204,900           472,343
Payments of initial direct costs to managing member            (107,990)         (334,247)
Purchases of equipment on direct financing leases              (174,207)         (220,012)
                                                      ------------------ -----------------
Net cash used in investing activities                       (19,147,442)       (5,692,732)
                                                      ------------------ -----------------

Financing activities:
Repayments of line of credit                                          -        (7,500,000)
Borrowings on line of credit                                 11,223,497         2,000,000
Proceeds of long-term debt                                    8,000,000                 -
Repayments of long-term debt                                 (4,253,000)       (1,914,000)
Repayments of non-recourse debt                              (1,027,687)       (1,107,396)
Distributions to other members                               (3,097,000)       (1,944,832)
Distributions to managing member                               (250,320)         (357,211)
Capital contributions received                                        -        13,662,000
Payment of syndication costs to managing member                       -        (1,804,139)
                                                      ------------------ -----------------
Net cash provided by financing activities                    10,595,490         1,034,422
                                                      ------------------ -----------------

Net increase in cash and cash equivalents                     2,376,495         1,047,629

Cash and cash equivalents at beginning of period              2,484,785         3,973,342
                                                      ------------------ -----------------
Cash and cash equivalents at end of period                  $ 4,861,280       $ 5,020,971
                                                      ================== =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 3,513,089       $ 1,613,801
                                                      ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the managing member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2.  Organization and Company matters:

ATEL Capital Equipment Fund VIII, LLC. (the Company), was formed under the laws of the State of California on July 31 , 1998, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 7, 1998, $100 of which represented the Managing Member's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Members' capital investment.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 13, 1999, the Company commenced operations.

The Company does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                               Depreciation
                                            Balance                            Expense and         Reclass-           Balance
                                          December 31,                         Amortization     ifications and       March 31,
                                              2000            Additions         of Leases        Dispositions           2001
                                              ----            ---------         ---------        ------------           ----
Net investment in operating leases          $173,395,247        $27,625,407      $ (7,042,662)      $ (6,490,187)     $187,487,805
Net investment in direct financing
   leases                                     16,253,263            174,207          (204,900)          (243,504)       15,979,066
Initial direct costs                           1,244,788            107,990           (92,756)           (36,921)        1,223,101
                                        ----------------- ------------------ ----------------- ------------------ -----------------
                                            $190,893,298        $27,907,604      $ (7,340,318)      $ (6,770,612)     $204,689,972
                                        ================= ================== ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                    Balance                             Reclass-           Balance
                                 December 31,      Additions and     ifications and       March 31,
                                     2000           Depreciation      Dispositions           2001
                                     ----           ------------      ------------           ----
Transportation, rail              $ 39,634,498       $ 16,523,854        $ (6,782,075)     $ 49,376,277
Manufacturing                        48,027,279           533,851                   -        48,561,130
Aircraft                             31,614,874         6,920,565                   -        38,535,439
Transportation, other                23,583,472                 -            (144,316)       23,439,156
Containers                           21,228,750                 -                   -        21,228,750
Natural gas compressors              14,045,134             6,467                   -        14,051,601
Other                                12,711,963         1,027,323          (1,018,422)       12,720,864
Materials handling                    5,858,081         2,613,347                   -         8,471,428
Marine vessel                         4,314,031                 -                   -         4,314,031
                               ------------------ ----------------- ------------------ -----------------
                                   201,018,082         27,625,407          (7,944,813)      220,698,676
Less accumulated depreciation      (27,622,835)        (7,042,662)          1,454,626       (33,210,871)
                               ------------------ ----------------- ------------------ -----------------
                                  $173,395,247       $ 20,582,745        $ (6,490,187)     $187,487,805
                               ================== ================= ================== =================

Direct financing leases:

As of March 31, 2001, investment in direct financing leases consists office automation equipment, point of sale equipment, over the road trailers and hotel laundry equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2001:

Total minimum lease payments receivable                           $14,529,379
Estimated residual values of leased equipment (unguaranteed)        4,836,824
                                                            ------------------
Investment in direct financing leases                              19,366,203
Less unearned income                                               (3,387,137)
                                                            ------------------
Net investment in direct financing leases                         $15,979,066
                                                            ==================

All of the property on leases was acquired in 1999, 2000 and 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                 Direct
           Year ending      Operating         Financing
          December 31,       Leases             Leases             Total
          ------------       ------             ------             -----
                  2001        $25,835,431       $ 2,863,965        $28,699,396
                  2002         31,196,489         3,056,394         34,252,883
                  2003         24,910,294         2,749,336         27,659,630
                  2004         15,446,091         1,938,018         17,384,109
                  2005         11,080,700         1,901,704         12,982,404
            Thereafter         15,973,149         2,019,962         17,993,111
                        ------------------ ----------------- ------------------
                             $124,442,154       $14,529,379       $138,971,533
                        ================== ================= ==================



4.  Non-recourse debt:

At March 31, 2001, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2001 through 2004.

Future minimum payments of non-recourse debt are as follows:

      Year ending
      December 31,        Principal          Interest            Total
      ------------        ---------          --------            -----
                2001          $ 283,092         $ 462,830          $ 745,922
                2002            312,109           515,608            827,717
                2003            397,915           483,017            880,932
                2004          4,425,556           170,437          4,595,993
                2005            418,256            77,737            495,993
          Thereafter            461,129            34,866            495,995
                      ------------------ ----------------- ------------------
                            $ 6,298,057       $ 1,744,495        $ 8,042,552
                      ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (5.74571% at March 31, 2001).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2001, the Company receives or pays interest on a notional principal of $90,415,000, based on the difference between nominal rates ranging from 5.91% to 7.50% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                              Original           Balance           Rate on
                               Amount         December 31,      Interest Swap
      Date Borrowed           Borrowed                            Agreement
      -------------           --------                            ---------
        11/11/1999             $20,000,000        $13,868,000       6.840%
        12/21/1999              20,000,000         17,956,000       7.410%
        12/24/1999              25,000,000         19,169,000       7.440%
        4/17/2000                6,500,000          5,636,000       7.450%
        4/28/2000                1,900,000          1,498,000       7.720%
         8/3/2000               19,000,000         17,270,000       7.500%
        10/31/2000               7,500,000          6,950,000       7.130%
        1/29/2001                8,000,000          8,068,000       5.910%
                          ----------------- ------------------
                              $107,900,000        $90,415,000
                          ================= ==================

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

      Year ending
      December 31,          Principal          Interest            Total
      ------------          ---------          --------            -----
                  2001        $14,966,000       $ 4,432,684        $19,398,684
                  2002         20,066,000         4,652,870         24,718,870
                  2003         17,871,000         3,276,353         21,147,353
                  2004         12,252,000         2,164,661         14,416,661
                  2005          8,404,000         1,398,583          9,802,583
            Thereafter         16,856,000         1,403,642         18,259,642
                        ------------------ ----------------- ------------------
                              $90,415,000       $17,328,793       $107,743,793
                        ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


6.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the Managing Member record time incurred in performing services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2001               2000
                                                                                      ----               ----
Asset management fees to Managing Member                                                $ 602,965         $ 302,452
Costs reimbursed to Managing Member                                                       241,272           235,952
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                                         -         1,297,890
Reimbursement of other syndication costs to Managing Member                                     -           506,249
                                                                                ------------------ -----------------
                                                                                        $ 844,237       $ 2,342,543
                                                                                ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


7. Member's capital:

As  of  March  31,  2001,   13,570,188  Units  ($135,701,880)  were  issued  and
outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At March 31, 2001, the Company had borrowings of $11,223,497 under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 2001, the Company's primary activities was engaging in equipment leasing activities.

During the funding period, the Company's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Managing Member's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with the Managing Member and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution. The line of credit expires on April 12, 2002.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Limited Partners.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $3,300,000 as of March 31, 2001.

If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company's leased assets may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.


Cash Flows

During the first quarter of 2001, the Company's primary source of liquidity was rents from operating leases. During the first quarter of 2000, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2001 and 2000, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In 2001, the Company sold a large rail car fleet. The proceeds from that sale constituted the primary source of cash from investing activities in 2001. in 2000, rents from direct financing leases were the primary source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payments of initial direct costs associated with the lease asset purchases.

In 2001, the only sources of cash from financing activities were borrowings under the line of credit and proceeds of long-term debt. In 2000, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash included payments of syndication costs associated with the offering, repayments of debt and distributions to the members.


Results of operations

Operations resulted in net income of $4,225,174 in 2001 compared to a net loss of $907,756 in 2000. In 2001 and 2000, the Company's primary source of revenues was from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. It has increased as a result of operating lease asset acquisitions over the last year.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense has increased from $1,522,340 in 2000 to $3,565,545 in 2001 as a result of increased debt balances in 2001 compared to those in 2000.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                        (a)Documents filed as a part of this report

                        1.  Financial Statements

                            Included in Part I of this report:

                            Balance  Sheets,  March 31,  2001 and  December  31,
                              2000.

                            Statement of operations  for the three month periods
                              ended March 31, 2001 and 2000.

                            Statement of changes in  partners'  capital  for the
                              three month period ended March 31, 2001.

                            Statements of cash flows for the three month periods
                              ended March 31, 2001 and 2000.

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

Date:
May 11, 2001

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                                    By: ATEL Financial Corporation
                                        Managing Member of Registrant




                              By: /s/ Dean L. Cash
                                  ------------------------------------
                                  Dean L. Cash
                                  President and Chief Executive Officer
                                  of Managing Member




                                    By: /s/ Paritosh K. Choksi
                                        -------------------------------------
                                        Paritosh K. Choksi
                                        Principal financial officer
                                        of registrant




                                    By: /s/ Donald E. Carpenter
                                        -------------------------------------
                                        Donald E. Carpenter
                                        Principal accounting
                                        officer of registrant