Form 10QSB/A
period 2001-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2001-06-28
CIK 879812

Form 10-QSB/A
                                Amendment No. 1

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



The document is submittied in order to correct the amounts of future minimum operating lease payments in Note 3 of the financial statements included in Item 1 of this report on page 7.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $ 416,120

Accounts receivable                                                    326,451

Investments in leases                                                3,372,813
                                                             ------------------
Total assets                                                        $4,115,384
                                                             ==================


                       LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                    $ 607,740
Accounts payable:
     General Partner                                                    30,928
     Other                                                              38,416
Accrued interest payable                                                 4,192
Unearned operating lease income                                          4,665
                                                             ------------------
Total liabilities                                                      685,941

Partners' capital:
     General Partner                                                   227,739
     Limited Partners                                                3,201,704
                                                             ------------------
Total partners' capital                                              3,429,443
                                                             ------------------
Total liabilities and partners' capital                             $4,115,384
                                                             ==================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                  2001                2000
                                                                  ----                ----
Revenues:
Leasing activities:
   Operating leases                                                  $ 148,892          $ 651,787
   Direct financing leases                                             145,610            180,615
   Gain on sale of assets                                                7,363             56,361
Interest                                                                 8,231             65,235
Other                                                                    1,038             35,189
                                                          --------------------- ------------------
                                                                       311,134            989,187
                                                          --------------------- ------------------
Expenses:
Depreciation and amortization                                          135,211            283,855
Cost reimbursements to General Partner                                 100,471             43,987
Other                                                                   36,294              7,949
Equipment and incentive management fees to General Partner              30,928             64,405
Interest                                                                13,846             59,625
Professional fees                                                        5,620             14,297
Railcar maintenance                                                          -            111,237
                                                          --------------------- ------------------
                                                                       322,370            585,355
                                                          --------------------- ------------------
Net (loss) income                                                    $ (11,236)         $ 403,832
                                                          ===================== ==================

Net (loss) income:
     General Partner                                                    $ (112)           $ 4,038
     Limited Partners                                                  (11,124)           399,794
                                                          --------------------- ------------------
                                                                     $ (11,236)         $ 403,832
                                                          ===================== ==================
Net (loss) income per Limited Partnership unit                         $ (0.00)            $ 0.05
Weighted average number of units outstanding                         7,487,350          7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                   (Unaudited)

                                                    Limited Partners          General
                                       Units             Amount               Partner               Total
Balance December 31, 2000               7,487,350           $4,546,863              $227,851         $4,774,714
Distributions to limited partners                           (1,334,035)                    -         (1,334,035)
Net loss                                                       (11,124)                 (112)           (11,236)
                                  ---------------- -------------------- --------------------- ------------------
Balance March 31, 2001                  7,487,350          $ 3,201,704             $ 227,739         $3,429,443
                                  ================ ==================== ===================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


Operating activities:                                                                 2001                2000
                                                                                      ----                ----
Net (loss) income                                                                        $ (11,236)         $ 403,832
Adjustments to reconcile net (loss) income to net cash provided by operations:
   Depreciation and amortization                                                           135,211            283,855
   Gain on sale of asset                                                                    (7,363)           (56,361)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 1,897,542          1,166,377
     Bank overdrafts                                                                      (230,243)                 -
     Accounts payable, General Partner                                                      (1,794)            30,226
     Accounts payable, other                                                               (54,703)          (184,848)
     Accrued interest payable                                                               (1,264)            (1,559)
     Unearned operating lease income                                                       (49,580)           (51,507)
                                                                              --------------------- ------------------
Net cash from operations                                                                 1,676,570          1,590,015
                                                                              --------------------- ------------------

Investing activities:
Reduction in investment in direct financing leases                                          84,163            229,860
Proceeds from sales of lease assets                                                        135,644            149,608
                                                                              --------------------- ------------------
Net cash provided by investing activities                                                  219,807            379,468
                                                                              --------------------- ------------------

Financing activities:
Distributions to limited partners                                                       (1,334,035)        (2,620,630)
Repayment of non-recourse debt                                                            (201,667)          (384,288)
                                                                              --------------------- ------------------
Net cash used in financing activities                                                   (1,535,702)        (3,004,918)
                                                                              --------------------- ------------------

Net increase (decrease) in cash and cash equivalents                                       360,675         (1,035,435)
Cash and cash equivalents at beginning of period                                            55,445          5,864,559
                                                                              --------------------- ------------------
Cash and cash equivalents at end of period                                               $ 416,120         $4,829,124
                                                                              ===================== ==================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                                                      $ 15,110           $ 61,184
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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                  Depreciation
                                                                  Expense and           Reclassi-
                                             December 31,        Amortization         fications and          March 31,
                                                  2000             of Leases           Dispositions            2001
                                                  ----             ---------       -   -------------           ----
Net investment in operating leases               $ 2,589,544           $ (132,058)            $ (49,937)        $2,407,549
Net investment in direct financing leases          1,674,127              (84,163)              (78,344)         1,511,620
Reserve for losses                                  (584,871)                   -                     -           (584,871)
Assets held for sale or lease                         11,108                    -                     -             11,108
Initial direct costs, net of accumulated
   amortization of $99,456 in 2000 and
    $102,609 in 2001                                  30,560               (3,153)                    -             27,407
                                           ------------------ -------------------- --------------------- ------------------
                                                 $ 3,720,468           $ (219,374)           $ (128,281)        $3,372,813
                                           ================== ==================== ===================== ==================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)

3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 2000, acquisitions and dispositions during the quarter ended March 31, 2001 and as of March 31, 2001.

                                                                         Reclassi-
                                 December 31,                          fications and          March 31,
                                   2000           Depreciation          Dispositions            2001
                                   ----           ------------      -   -------------           ----
Transportation                    $ 3,196,692                                 $ (124,809)        $3,071,883
Construction                        1,756,195                                          -          1,756,195
Manufacturing                         457,670                                          -            457,670
Materials handling                    291,920                                          -            291,920
Other                                  26,092                                          -             26,092
                              ---------------- -------------------- --------------------- ------------------
                                    5,728,569                                   (124,809)         5,603,760
Less accumulated depreciation      (3,139,025)          $ (132,058)               74,872         (3,196,211)
                              ---------------- -------------------- --------------------- ------------------
                                  $ 2,589,544           $ (132,058)            $ (49,937)        $2,407,549
                              ================ ==================== ===================== ==================

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

    Year ending      Operating     Direct Financing
    December 31,       Leases             Leases                Total
    ------------       ------             ------                -----
            2001         $ 731,202            $ 585,142           $ 1,316,344
            2002           745,507              561,360             1,306,867
            2003           574,875              561,360             1,136,235
            2004                 -              424,000               424,000
                   ---------------- -------------------- ---------------------
                       $ 2,051,584          $ 2,131,862          $  4,183,446
                   ================ ==================== =====================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 8.85%.

Future minimum principal payments of non-recourse debt are as follows:

     Year ending
    December 31,      Principal          Interest               Total
    ------------      ---------          --------               -----
            2001         $ 313,344             $ 26,727             $ 340,071
            2002           187,916               18,137               206,053
            2003           106,480                2,860               109,340
                   ---------------- -------------------- ---------------------
                         $ 607,740             $ 47,724             $ 655,464
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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                        2001                2000
                                                                                        ----                ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                            $ 30,928            $64,405


Costs reimbursed to General Partner                                                          100,471             43,987
                                                                                --------------------- ------------------
                                                                                           $ 131,399          $ 108,392
                                                                                ===================== ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During 2001, the Partnership's primary source of liquidity was rents from direct financing and operating leases. During 2000, the Partnership's primary source of liquidity was rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

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

Through March 31, 2000, the Partnership had borrowed approximately $38,342,000 with a remaining unpaid balance of approximately $608,000. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

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


Cash Flows

In 2001, the primary sources of cash from operations were rents from direct financing and operating leases. Rents from operating leases were the primary sources of cash flows from operations in the first quarter of 2000. The amounts of such rents decreased from $832,402 in 2000 to $294,502 in 2001, a decrease of $537,900.

Sources of cash from investing activities in 2001 and 2000 consisted of the proceeds of the sales of lease assets and cash flows from direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash flows from direct financing leases decreased by $145,697. Lease rents have declined due to lease terminations and sales of assets.

In the first quarter of 2001 and 2000, there were no financing sources of cash flows. Repayments of non-recourse debt have decreased as a result of the scheduled debt payments. In 2001, no distributions were made from first quarter operations. As a result, distributions decreased compared to 2000.


Results of Operations

Operations in the first quarter of 2001 resulted in a net loss of $11,236 compared to net income of $403,832 in 2000.

Operating lease revenues and the related depreciation expense have decreased as a result of asset sales over the last year. Sales of these assets were not significant in the first quarter of 2001. Sales of assets are not expected to be consistent from one period to another.

Depreciation expense has decreased as a result of operating lease asset sales over the last year.

As scheduled debt payments have been made over the last year, debt balances have been significantly reduced. As a result, interest expense has decreased compared to the prior year.

Total distributions to the Limited Partners decreased significantly leading a reduction in the incentive management fee. Incentive management fees decreased from $37,241 in 2000 to $18,692 in 2001. Equipment management fees are related to gross lease rents and as those rents have decreased as a result of asset sales, the fees have decreased from $25,842 in 2000 to $10,252 in 2001.

In the first quarter of 2000, the Partnership incurred $111,237 of maintenance costs related to rail cars that it owned at that time. The related rail cars were sold later in 2000 and there were no similar costs in 2001.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the Lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court") (Case No. 98-02971 THE). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated, netting approximately 17% of the original equipment cost. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous, as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

      (a)Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

          Balance Sheet, March 31, 2001.
          Income statements for the three month periods ended March 31, 2001 and 2000.
          Statement of changes in partners' capital for the three months ended
               March 31, 2001.
          Statements of cash flows for the three month periods ended March 31,
               2001 and 2000.
          Notes to the Financial Statements

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


Date:
May 11, 2001

                     ATEL CASH DISTRIBUTION FUND IV, L.P.
                                 (Registrant)



         By:  ATEL Financial Corporation
              General Partner of Registrant




                          By:   /s/ Dean L. Cash
                                -------------------------------------
                                Dean L. Cash
                                President and Chief Executive Officer
                                of General Partner




         By:  /s/ Paritosh K. Choksi
              -----------------------------------
              Paritosh K. Choksi
              Principal financial officer
              of registrant




         By:  /s/ Donald E. Carpenter
              -----------------------------------
              Donald E. Carpenter
              Principal accounting
              officer of registrant