Form 10QSB
period 2001-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2001-08-08
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                             $ 770,206

Accounts receivable, net of allowance for
   doubtful accounts of $67,211                                         238,370

Investments in leases                                                 3,047,162
                                                                ----------------
                                                                    $ 4,055,738
                                                                ================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $ 402,258

Accounts payable                                                        120,545

Accrued interest payable                                                  2,904

Unearned operating lease income                                          81,862
                                                                ----------------
Total liabilities                                                       607,569

Partners' capital:
     General partners                                                   227,897
     Limited partners                                                 3,220,272
                                                                ----------------
Total partners' capital                                               3,448,169
                                                                ----------------
                                                                    $ 4,055,738
                                                                ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   Six Months                       Three Months
                                                 Ended June 30,                    Ended June 30,
                                                 --------------                    --------------
                                             2001             2000             2001             2000
                                             ----             ----             ----             ----
Revenues:
Lease revenues:
   Operating leases                           $ 315,013      $ 1,226,291        $ 166,121        $ 574,504
   Direct financing leases                      288,615          358,880          143,005          178,265
(Loss) gain on sale of assets                    (1,916)       1,223,154           (9,279)       1,166,793
Interest income                                  13,599          110,120            5,368           44,885
Other income                                      1,182           37,778              144            2,589
                                        ---------------- ---------------- ---------------- ----------------
                                                616,493        2,956,223          305,359        1,967,036
Expenses:
Cost reimbursements to General Partner          251,284          107,487          150,813           63,500
Depreciation and amortization                   249,378          560,683          114,167          276,828
Other                                            61,268           56,168           24,974           48,219
Professional fees                                26,075           35,817           20,455           21,520
Interest                                         23,851           99,896           10,005           40,271
Equipment and incentive management fees               -          150,232          (30,928)          85,827
Railcar maintenance                                   -          111,237                -                -
                                        ---------------- ---------------- ---------------- ----------------
                                                611,856        1,121,520          289,486          536,165
                                        ---------------- ---------------- ---------------- ----------------
Net income                                      $ 4,637      $ 1,834,703         $ 15,873      $ 1,430,871
                                        ================ ================ ================ ================
Net income:
     General partners                              $ 46         $ 18,347            $ 159         $ 14,309
     Limited partners                             4,591        1,816,356           15,714        1,416,562
                                        ---------------- ---------------- ---------------- ----------------
                                                $ 4,637      $ 1,834,703         $ 15,873      $ 1,430,871
                                        ================ ================ ================ ================

Net income per limited partnership unit           $0.00            $0.24            $0.00            $0.19
Weighted average number of units
   outstanding                                7,487,350        7,487,350        7,487,350        7,487,350

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2001
                                   (Unaudited)

                                                   Limited Partners      General
                                        Units           Amount          Partners           Total
Balance December 31, 2000                7,487,350      $ 4,546,863        $ 227,851      $ 4,774,714
Distributions to limited partners                        (1,331,182)               -       (1,331,182)
Net income                                                    4,591               46            4,637
                                   ---------------- ---------------- ---------------- ----------------
Balance June 30, 2001                    7,487,350      $ 3,220,272        $ 227,897      $ 3,448,169
                                   ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                Six Months                       Three Months
                                                              Ended June 30,                    Ended June 30,
                                                              --------------                    --------------
                                                          2001             2000             2001             2000
                                                          ----             ----             ----             ----
Operating activities:
Net income                                                   $ 4,637      $ 1,834,703         $ 15,873      $ 1,430,871
Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation and amortization                             249,378          560,683          114,167          276,828
   Gain on sale of assets                                      1,916       (1,223,154)           9,279       (1,166,793)
     Changes in operating assets and liabilities:
        Accounts receivable                                1,985,623        1,212,465           88,081           46,088
        Bank overdrafts                                     (230,243)               -                -                -
        Accounts payable, general partner                    (32,722)         (26,449)         (30,928)         (56,675)
        Accounts payable, other                               27,426         (239,940)          82,129          (55,092)
        Accrued interest payable                              (2,552)          (3,149)          (1,288)          (1,590)
        Unearned operating lease income                       27,617          (47,792)          77,197            3,715
                                                     ---------------- ---------------- ---------------- ----------------
Net cash from operations                                   2,031,080        2,067,367          354,510          477,352
                                                     ---------------- ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                                180,790        2,276,805           45,146        2,127,197
Reduction in investment in direct financing
   leases                                                    241,222           83,127          157,059         (146,733)
                                                     ---------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                    422,012        2,359,932          202,205        1,980,464
                                                     ---------------- ---------------- ---------------- ----------------

Financing activities:
Payments of non-recourse debt                               (407,149)        (776,163)        (205,482)        (391,875)
Distributions to limited partners                         (1,331,182)      (5,241,642)           2,853       (2,621,012)
                                                     ---------------- ---------------- ---------------- ----------------
Net cash used in financing activities                     (1,738,331)      (6,017,805)        (202,629)      (3,012,887)
                                                     ---------------- ---------------- ---------------- ----------------
Net increase (decrease) in cash and
   cash equivalents                                          714,761       (1,590,506)         354,086         (555,071)
Cash at beginning of period                                   55,445        5,864,559          416,120        4,829,124
                                                     ---------------- ---------------- ---------------- ----------------
Cash at end of period                                      $ 770,206      $ 4,274,053        $ 770,206      $ 4,274,053
                                                     ================ ================ ================ ================

Supplemental disclosures of cash flow
   information:
Cash paid during period for interest                        $ 26,403        $ 103,045         $ 11,293         $ 41,861
                                                     ================ ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 2001, the original terms of the leases were from six months to eight years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                               Depreciation
                                                               Expense or        Reclass-
                                             December 31,     Amortization     ifications &       June 30,
                                                 2000           of Leases      Dispositions         2001
                                                 ----           ---------     --------------        ----
Net investment in operating leases              $ 2,589,544       $ (243,072)       $ (92,541)     $ 2,253,931
Net investment in direct financing leases         1,674,127         (241,222)         (79,795)       1,353,110
Initial direct costs, net of accumulated
   amortization of $99,456 in 2000 and
   $105,762 in 2001                                  30,560           (6,306)               -           24,254
Equipment held for lease                             11,108                -          (10,370)             738
Reserve for losses                                 (584,871)               -                -         (584,871)
                                          ------------------ ---------------- ---------------- ----------------
                                                $ 3,720,468       $ (490,600)      $ (182,706)     $ 3,047,162
                                          ================== ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


3. Investments in leases (continued):

The Partnership's investment in property on operating leases consists of the following:

                                                                       Reclassifications &
                                December 31,                      Dispositions       June 30,
                                    2000          1st Quarter      2nd Quarter         2001
                                    ----          -----------      -----------         ----
Transportation                     $ 3,196,692       $ (124,809)      $ (112,294)     $ 2,959,589
Construction                         1,756,195                -                -        1,756,195
Manufacturing                          457,670                -                -          457,670
Materials handling                     291,920                -                -          291,920
Other                                   26,092                -                -           26,092
                               ---------------- ---------------- ---------------- ----------------
                                     5,728,569         (124,809)        (112,294)       5,491,466
Less accumulated depreciation       (3,139,025)         (57,186)         (41,324)      (3,237,535)
                               ---------------- ---------------- ---------------- ----------------
                                   $ 2,589,544       $ (181,995)      $ (153,618)     $ 2,253,931
                               ================ ================ ================ ================

All of the property on operating leases was acquired from 1992 through 1997.

At June 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                Year ending       Direct
               December 31,      Financing        Operating          Total
               ------------      ---------        ---------          -----
                       2001         $ 283,626        $ 429,942        $ 713,568
                       2002           561,360          725,017        1,286,377
                       2003           561,360          554,385        1,115,745
                       2004           423,999                -          423,999
                              ---------------- ---------------- ----------------
                                  $ 1,830,345      $ 1,709,344      $ 3,539,689
                              ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.1% to 9.1%.

Future minimum principal payments of long-term non-recourse debt as of June 30, 2001 are as follows:

                Year ending
               December 31,      Principal        Interest           Total
               ------------      ---------        --------           -----
                       2001         $ 107,862         $ 15,433        $ 123,295
                       2002           187,916           18,137          206,053
                       2003           106,480            2,861          109,341
                              ---------------- ---------------- ----------------
                                    $ 402,258         $ 36,431        $ 438,689
                              ================ ================ ================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2001 and 2000 as follows :

                                                2001             2000
                                                ----             ----
Reimbursement of administrative costs            $ 251,284        $ 107,487

Incentive and equipment management fees                  -          150,232
                                           ---------------- ----------------
                                                 $ 251,284        $ 257,719
                                           ================ ================

Effective January 1, 2001, the General Partners have ceased charging the Partnership any further fees.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


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


The Partnership's primary source of liquidity during 2001 were lease revenues and proceeds from the sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The general partner envisions no such requirements for operating purposes.

As of June 30, 2001, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of $402,258. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made. As of June 30, 2001, there were no such commitments.


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


Cash Flows, 2001 vs. 2000:

Six months:

During the first six months of 2001, lease rents were the primary source of cash flows. During the first six months of 2000, proceeds from sales of lease assets was the primary sources of cash flows.

Cash flows from operations decreased by $36,287 from ($2,067,367 in 2000 to $2,031,080 in 2001).

Sources of cash from investing activities consisted of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases. Proceeds from sales of assets decreased from $2,276,805 in 2000 to $180,790 in 2001.

In 2001 and 2000, there were no sources of cash from financing activities. As scheduled debt payments have been made over the last year, debt balances have been reduced. As a result, the amounts of cash used to make such debt payments has also decreased. The Partnership has made no distributions from 2001 operations. This has resulted in a decrease in the amount of cash used for such distributions.

Three months:

Lease rents were the primary source of cash flows in the second quarter of 2001. Proceeds from sales of lease assets was the primary source of cash flows in the second quarter of 2000.

Operating lease rents have decreased by $408,383 from the prior year due to asset sales during the preceding twelve months. These rents are the primary source of cash from operations.

In 2000, proceeds from lease assets sales were the most significant source of cash from investing activities. Proceeds from asset sales has decreased as most of the Partnership's lease assets have been sold over the last eighteen months. Rents from direct financing leases also provided cash flows from investing activities but has decreased as a result of asset sales. Such rents were the primary source of cash from investing activities in 2001.

During the second quarter of 2001 and 2000, there were no financing sources of cash. Payments of non-recourse debt and distributions to the Limited Partners decreased for the same reasons as noted above for the six month period.


Results of Operations

Operations in 2000, operations resulted in net income of $4,367 for the six month period and $15,873 for the three month period. Operations in the 2000 resulted in net income of $1,834,703 for the six month period and $1,430,871 for the three month period.

Operating lease revenues decreased by $911,278 for the six month period and by $408,383 for the three month period. Revenues have declined as leases have matured and as the underlying assets have been sold. The Partnership's investment in lease assets has decreased from $8,049,422 at December 31, 1999 to $3,047,162 at June 30, 2001. Most of the decrease has been as a result of sales of assets. As leases mature and the related assets are sold, lease revenues are expected to continue to decline. Gains and losses from the sales of those assets are not expected to be consistent from one period to another.

The Partnership's operating expenses decreased by $509,664 for the six month period and by $246,679 for the three month period. Most of the decrease resulted from decreased depreciation expense. Depreciation has decreased as operating leases have matured and as the underlying assets have been sold. Management fees have decreased as the General Partner has determined to charge the Partnership no further fees. These decreases were partially offset by increased administrative costs in both the six and three month periods.


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

The lessee filed a plan of reorganization, which has been objected to by several large creditors, including the General Partner. These creditors are also seeking a formal role on the creditors committee or formation of their own committee.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements
                        Included in Part I of this report:
                        Balance Sheet, June 30, 2001
                        Income statements for the six and three month periods ended June 30, 2001 and 2000. Statement of changes in partners' equity for the six months ended June 30, 2001. Statements of cash flows for the six and three month periods ended June 30, 2001 and 2000.
                        Notes to the Financial Statements.

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

Date:
August 8, 2001

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



                      By: ATEL Financial Services, LLC
                          General Partner of Registrant




                                        By:     /s/ DEAN L. CASH
                                              ---------------------------------
                                              Dean L. Cash
                                              President and Chief
                                              Executive Officer of General
                                              Partner



                      By:   /s/ PARITOSH K. CHOKSI
                          ------------------------------------
                          Paritosh K. Choksi
                          Executive Vice President of
                          General Partner, Principal
                          financial officer of registrant



                      By:   /s/ DONALD E.  CARPENTER
                          -------------------------------------
                          Donald E.  Carpenter,
                          Principal accounting officer of
                          registrant