Form 10-Q
period 2001-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2001-08-08
CIK 879812

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

                         Commission File Number 0-23842

                       ATEL Cash Distribution Fund V, L.P.
             (Exact name of registrant as specified in its charter)

California                                                            94-3165807
----------                                                            ----------
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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                    2001              2000
                                                    ----              ----
Cash and cash equivalents                            $268,705        $1,571,943

Accounts receivable, net of allowance for
   doubtful accounts of $100,605 in
   2001, none in 2000                               1,620,612         2,299,308

Other receivables, net of allowance for
   doubtful accounts of $100,605 in 2000                    -         1,309,783

Investments in leases                              39,506,267        44,819,860
                                             ----------------- -----------------
                                                  $41,395,584       $50,000,894
                                             ================= =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $13,481,519       $16,389,312

Line of credit                                      2,000,000         1,000,000

Accounts payable
     Other                                            791,964           860,649
     General partner                                  317,754            76,886
     Equipment purchases                                1,352             1,352

Accrued interest expense                               37,799            61,866

Unearned lease income                                 127,398           194,253
                                             ----------------- -----------------
Total liabilities                                  16,757,786        18,584,318

Partners' capital:
     General partner                                  193,836           186,646
     Limited partners                              24,443,962        31,229,930
                                             ----------------- -----------------
Total partners' capital                            24,637,798        31,416,576
                                             ----------------- -----------------
Total liabilities and partners' capital           $41,395,584       $50,000,894
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                        Six Months                         Three Months
                                                      Ended June 30,                      Ended June 30,
                                                      --------------                      --------------
                                                   2001             2000              2001              2000
                                                   ----             ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                       $ 2,923,158      $ 5,469,468       $ 1,369,719       $ 2,658,394
   Direct financing leases                            293,896          715,939           142,506           325,811
   Leveraged leases                                    30,753           44,933            16,510            42,523
   Gain (loss) on sales of assets                     213,005          904,239           (69,182)          754,161
Interest income                                        20,087           62,975             6,396            23,811
Other                                               1,237,683           14,167         1,236,518             8,882
                                             ----------------- ---------------- ----------------- -----------------
                                                    4,718,582        7,211,721         2,702,467         3,813,582
Expenses:
Depreciation and amortization                       2,327,175        3,472,054         1,143,759         1,792,537
Interest                                              578,133          716,903           284,224           378,879
Cost reimbursements to General Partner                414,801          195,594           240,968           123,244
Equipment and incentive management fees               315,029          491,787           212,537           375,864
Other                                                 156,899          115,425            84,699            62,185
Professional fees                                     111,942           69,372            40,206            48,394
Railcar maintenance                                    95,607          138,570            83,997            43,994
                                             ----------------- ---------------- ----------------- -----------------
                                                    3,999,586        5,199,705         2,090,390         2,825,097
                                             ----------------- ---------------- ----------------- -----------------
Net income                                          $ 718,996      $ 2,012,016         $ 612,077         $ 988,485
                                             ================= ================ ================= =================
Net income:
     General partner                                  $ 7,190         $ 20,120           $ 6,121           $ 9,885
     Limited partners                                 711,806        1,991,896           605,956           978,600
                                             ----------------- ---------------- ----------------- -----------------
                                                    $ 718,996      $ 2,012,016         $ 612,077         $ 988,485
                                             ================= ================ ================= =================
Weighted average number of units
   outstanding                                     12,497,000       12,497,000        12,497,000        12,497,000
Net income per limited partnership unit                 $0.06            $0.16             $0.05             $0.08



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2001
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units            Amount           Partners           Total
Balance December 31, 2000               12,497,000      $31,229,930         $ 186,646      $ 31,416,576
Distributions to limited partners                        (7,497,774)                -        (7,497,774)
Net income                                                  711,806             7,190           718,996
                                  ----------------- ---------------- ----------------- -----------------
Balance June 30, 2001                   12,497,000      $24,443,962         $ 193,836      $ 24,637,798
                                  ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                 Six Months                         Three Months
                                                               Ended June 30,                      Ended June 30,
                                                               --------------                      --------------
                                                            2001             2000              2001              2000
                                                            ----             ----              ----              ----

Operating activities:
Net income                                                   $ 718,996      $ 2,012,016         $ 612,077         $ 988,485
Adjustments to reconcile net income
   to net cash provided by operations
   Leveraged lease income                                      (30,753)         (44,933)          (16,510)          (42,523)
   Depreciation and amortization                             2,327,175        3,472,054         1,143,759         1,792,537
   (Gain) loss on sales of assets                             (213,005)        (904,239)           69,182          (754,161)
Changes in operating assets and liabilities:
      Accounts receivable                                      678,696          647,509           430,042           (93,252)
      Accounts payable, general partner                        240,868          153,137           215,262           129,373
      Accounts payable, other                                  (68,685)         485,422           (29,514)          473,390
      Accrued interest expense                                 (24,067)         (16,683)           (9,769)           (6,681)
      Unearned lease income                                    (66,855)        (145,174)           48,127            (1,505)
                                                      ----------------- ---------------- ----------------- -----------------

Net cash provided by operating activities                    3,562,370        5,659,109         2,462,656         2,485,663
                                                      ----------------- ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                2,193,637        4,639,702          (176,912)        2,553,842
Reduction in net investment in direct
   financing leases                                          1,036,539        1,213,123           919,200         1,059,230
Payments received on notes receivable                        1,309,783          159,569         1,309,783           159,569
Reduction in net investment in leveraged
   leases                                                            -                -           (28,486)           (4,820)
Purchase of equipment on operating leases                            -                -                 -                 -
                                                      ----------------- ---------------- ----------------- -----------------
Net cash provided by investing
   activities                                                4,539,959        6,012,394         2,023,585         3,767,821
                                                      ----------------- ---------------- ----------------- -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                 Six Months                         Three Months
                                                               Ended June 30,                      Ended June 30,
                                                               --------------                      --------------
                                                            2001             2000              2001              2000
                                                            ----             ----              ----              ----
Financing activities:
Distributions to limited partners                           (7,497,774)      (7,496,766)       (3,749,028)       (3,748,775)
Repayment of non-recourse debt                              (2,907,793)      (3,425,449)         (994,072)       (1,723,611)
Borrowing under line of credit                               3,000,000                -         2,000,000                 -
Repayment of line of credit                                 (2,000,000)               -        (2,000,000)                -
                                                      ----------------- ---------------- ----------------- -----------------
Net cash used in financing activities                       (9,405,567)     (10,922,215)       (4,743,100)       (5,472,386)
                                                      ----------------- ---------------- ----------------- -----------------

Net (decrease) increase in cash and
   cash equivalents                                         (1,303,238)         749,288          (256,859)          781,098
Cash at beginning of period                                  1,571,943        3,330,065           525,564         3,298,255
                                                      ----------------- ---------------- ----------------- -----------------
Cash at end of period                                        $ 268,705      $ 4,079,353         $ 268,705       $ 4,079,353
                                                      ================= ================ ================= =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                     $ 602,200        $ 733,586         $ 293,993         $ 385,560
                                                      ================= ================ ================= =================




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

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


2.  Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership), was formed under the laws of the State of California on September 23, 1992, for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Fund does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                          Depreciation
                                                                          Expense or         Reclass-
                                                        December 31,     Amortization      ifications &        June 30,
                                                            2000           of Leases       Dispositions          2001
                                                            ----           ---------     - -------------         ----
Net investment in operating leases                        $ 32,786,220      $(2,204,816)       $ (864,676)      $29,716,728
Net investment in direct financing leases                   10,806,430       (1,036,539)         (620,563)        9,149,328
Net investment in leveraged leases                           1,567,840           30,753          (275,987)        1,322,606
Residual interests                                             835,759                -                 -           835,759
Reserve for losses                                          (2,224,816)               -                 -        (2,224,816)
Assets held for sale or lease                                  414,733                -          (219,406)          195,327
Initial direct costs, net of accumulated
   amortization of $1,396,983 in 2000 and
   $1,354,139 in 2001                                          633,694         (122,359)                -           511,335
                                                    ------------------- ---------------- ----------------- -----------------
                                                          $ 44,819,860      $(3,332,961)      $(1,980,632)     $ 39,506,267
                                                    =================== ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


3. Investments in leases (continued):


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 2000, acquisitions and dispositions during the quarters ended March 31, 2001 and June 30, 2001 and as of June 30, 2001.

                                                        Reclassifications
                                December 31,             & Dispositions                June 30,
                                    2000          1st Quarter      2nd Quarter           2001
                                    ----          -----------      -----------           ----
Transportation                    $ 39,986,135      $(1,955,780)       $ (237,092)     $ 37,793,263
Construction                        11,811,563         (120,465)                -        11,691,098
Materials handling                   4,258,309         (518,682)         (611,472)        3,128,155
Manufacturing                        3,128,154                -           336,295         3,464,449
                              ----------------- ---------------- ----------------- -----------------
                                    59,184,161       (2,594,927)         (512,269)       56,076,965
Less accumulated depreciation      (26,397,941)         780,775          (743,071)      (26,360,237)
                              ----------------- ---------------- ----------------- -----------------
                                  $ 32,786,220      $(1,814,152)      $(1,255,340)     $ 29,716,728
                              ================= ================ ================= =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At June 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

             Year ending        Direct
            December 31,      Financing         Operating          Total
            ------------      ---------         ---------          -----
                    2001          $ 957,874      $ 2,441,743       $ 3,399,617
                    2002          1,955,437        4,306,047         6,261,484
                    2003            428,734        1,689,714         2,118,448
                    2004            622,852          759,849         1,382,701
                    2005            496,654          821,534         1,318,188
              Thereafter          4,514,770        4,639,279         9,154,049
                           ----------------- ---------------- -----------------
                                $ 8,976,321      $14,658,166      $ 23,634,487
                           ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 10.53%.

Future minimum principal payments of non-recourse debt are as follows:

         Year ending
        December 31,      Principal         Interest           Total
        ------------      ---------         --------           -----
                2001        $ 1,818,247        $ 465,474       $ 2,283,721
                2002          2,725,049          694,127         3,419,176
                2003            709,048          553,832         1,262,880
                2004            453,006          513,642           966,648
                2005            481,214          485,263           966,477
          Thereafter          7,294,955        2,432,093         9,727,048
                       ----------------- ---------------- -----------------
                           $ 13,481,519      $ 5,144,431      $ 18,625,950
                       ================= ================ =================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership during the six month periods ended June 30, 2001 and 2000 as follows:

                                                   2001              2000
                                                   ----              ----
Equipment  and incentive management fees            $ 315,029         $ 491,787

Reimbursement of costs                                414,801           195,594
                                             ----------------- -----------------
                                                     $729,830          $687,381
                                             ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


6. Partner's capital:

The Fund is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to the Initial Limited Partners.

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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

The Partnership had $2,000,000 of borrowings under the agreement at June 30, 2001.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2001.


8.  Other income:

During the second quarter of 2001, the Partnership recognized a gain of $1,234,542 upon the receipt of proceeds from the bankruptcy of Schwegmann's Giant Supermarkets, a former lessee of the Partnership.

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

As of June 30, 2001, the Partnership had borrowed $58,317,911. The remaining unpaid balance at that date was $13,481,519. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a group of financial institutions. The line of credit expires on April 12, 2002.

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


Cash flows

For both the three and six month periods in 2001 and 2000, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 2001 and 2000, the most significant source of cash from investing activities in both the six and three month periods was proceeds from sales of lease assets. Rents from direct financing leases were also significant in both the three and six month periods. In May 2001, the Partnership received payment on the amounts carried as notes receivable ($1,309,783). The Partnership has no other notes receivable.

In 2001, the only financing source of cash was $3,000,000 borrowed on the line of credit. In 2000, there were no sources of cash from financing activities. Distributions to the Limited Partners was the primary financing use of cash and it did not change significantly from the prior year. Cash used to repay non-recourse debt has decreased as a result of scheduled debt reductions.

Results of operations

The primary source of revenues is operating leases and is expected to remain so in future periods. As leases reach their scheduled terminations, the Partnership expects to either sell the assets or to re-lease them. Revenues from succeeding leases are usually lower than the amounts received on earlier leases. As a result, lease rents are expected to decline in future periods until all of the assets are sold. Operating lease revenues declined by $2,546,310 (from $5,469,468 in 2000 to $2,923,158 in 2001) for the six month periods and $1,288,675 (from $2,658,394 in 200 to $1,369,719 in 2001) for the three month periods.

Depreciation is the Partnership's largest expense and is related directly to operating lease assets and revenues. Depreciation also decreased for both the three and six month periods as a result of these lease terminations.

In 2001, sales of assets resulted in a gain of $213,005 for the six month period and a loss of $69,182 for the three month period compared to gains of $904,239 for the six month period and $754,161 for the three month period in 2000.

Interest expense has declined for both the six and three month periods as a result of decreased total debt balances compared to 2000. Debt balances have been reduced as a result of scheduled debt payments.

Management fees are related to lease revenues (equipment management fees) and the amounts of cash generated from operations which is distributed to the limited partners (incentive management fees). Lease revenues declined compared to 2000 as noted above. More of the distributions to the limited partners came from the proceeds of asset sales (on which no management fees are being paid) rather than from cash generated from operations. These gave rise to the decreases in management fees compared to 2000.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets, except for the claim by Republic Financial Corporation described below. No other material legal proceedings are currently pending against the Partnership or against any of its assets.

Schwegmann's Giant Supermarkets:

In October 1997, Schwegmann's Giant Supermarkets defaulted on the timely performance of the lease payments, and certain other obligations under the lease, with respect to two of five locations of retail grocery store fixtures and equipment, with a receivable balance then totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company (a subsidiary of Kohlberg and Co.) ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 22, 2000, and then on September 20, 2000, two of the obligors under the original lease, Schwegmann Westside Expressway Inc. and Schwegmann Giant Supermarkets Partnership, filed for protection under Chapter 11 of the U.S. Bankruptcy Code, respectively.

The Partnership has liquidated all equipment leased under their lease, resulting in net proceeds of $384,353.41, which represents 9.26% of original equipment cost.

The Partnership obtained and recorded a judgment against the lessee and guarantors in the approximate amount of $2.8 million, and pursued recovery of these liquidated damages, plus expenses, due under the lease. The lessee claimed sufficient assets to satisfy the claims of all secured creditors of the lessee; however, the lessee's assets are primarily relatively illiquid real property investments. The lessee received $15,000,000 in proceeds from a parcel of real property sold to a large home improvement retail chain, which amount was sufficient to pay off substantially all of the creditors, including the Partnership's claim of $2.8 million. As of this date, the Partnership has received in excess of $2.6 million in satisfaction of its claim, and the General Partner believes that it has a reasonable basis for assuming recovery of its remaining liquidated damages balance, in the approximate amount of $800,000 in full satisfaction of its claim.

Pegasus Gold Corporation:

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The initial meeting of creditors established by the U.S. Trustee's Office was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables (currently estimated at $2,211,902 as of February 14, 2001) were assigned to the lender. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease, currently estimated at $1,101,803. The reorganized lessee/debtor has assumed the Partnership's lease in the Bankruptcy Court and cured all past due payments which are now current. The Partnership has entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease.

At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain. The original seven-year lease term expires on December 31, 2003.

Quaker Coal Company:

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

Republic Transportation Finance, Inc.:

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the approximate amount of $1,110,770, representing Republic's interpretation of their proceeds to a residual sharing arrangement. The Partnership does not dispute that remarketing proceeds are owed to Republic, merely the amount. The Partnership believes that Republic is entitled to approximately $587,317, based upon the Partnership's interpretation of the contract. The Partnership believes that the suit is without merit, and aggressively defend the action. Although the Partnership lost its request for dismissal of the suit for failure of establishing personal jurisdiction, and was prepared to defend on the merits of the case, it simultaneously sought an acceptable settlement. Although the Partnership believed it had a reasonable basis for prevailing, it agreed to settle this matter for a total of $750,000.


Item 6. Exhibits And Reports On Form 8-K.

      (a)Documents filed as a part of this report

      1.   Financial Statements

           Included in Part I of this report:

           Balance Sheets, June 30, 2001 and December 31, 2000. Statements of operations for the six and three month periods ended June 30, 2001 and 2000.
           Statement of changes in partners' capital for the six months ended June 30, 2001. Statements of cash flows for the six and three month periods ended June 30, 2001 and
              2000.
           Notes to the Financial Statements.

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


Date:
August 8, 2001

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



               By: ATEL Financial Services, LLC
                   General Partner of Registrant




                                 By:     /s/ DEAN L. CASH
                                       ----------------------------------
                                       Dean L. Cash
                                       President and Chief Executive
                                       Officer of General Partner




               By:   /s/ PARITOSH K. CHOKSI
                   -------------------------------------
                   Paritosh K. Choksi
                   Executive Vice President of
                   General Partner, Principal
                   financial officer of registrant



               By:   /s/ DONALD E.  CARPENTER
                   --------------------------------------
                   Donald E.  Carpenter,
                   Principal accounting officer of
                   registrant