Form 10QSB
period 2001-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2001-11-13
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
                           September 30, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $ 900,623

Accounts receivable, net of allowance for doubtful
   accounts of $67,211                                                 190,315

Investment in leases                                                 2,880,578
                                                                   ------------
                                                                    $3,971,516
                                                                   ============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $ 347,432

Accounts payable                                                        41,149

Accrued interest                                                         2,507

Unearned operating lease income                                         43,947
                                                                   ------------
Total liabilities                                                      435,035

Partners' capital:
     General Partner                                                   228,780
     Limited Partners                                                3,307,701
                                                                   ------------
Total partners' capital                                              3,536,481
                                                                   ------------
                                                                    $3,971,516
                                                                   ============





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                    Nine Months Ended                   Three Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
Revenues:                                         2001              2000              2001              2000
                                                  ----              ----              ----              ----
Lease revenues:
   Operating                                       $ 491,177       $ 1,634,319         $ 176,164         $ 408,028
   Direct financing                                  507,781           524,587           219,166           165,707
   Gain (loss) on sales of assets                     19,149         1,217,674            21,065            (5,480)
Interest income                                       19,718           182,983             6,119            72,863
Other                                                  1,193            38,487                11               709
                                            ----------------- ----------------- ----------------- -----------------
                                                   1,039,018         3,598,050           422,525           641,827
Expenses:
Cost reimbursements to General Partner               445,163           178,446           193,879            70,959
Depreciation and amortization                        360,895           837,320           111,517           276,637
Other                                                 82,065            80,631            20,797            24,463
Interest                                              31,749           132,397             7,898            32,501
Professional fees                                     26,197            39,491               122             3,674
Management fees                                            -           236,186                 -            85,954
Railcar maintenance                                        -           111,237                 -                 -
                                            ----------------- ----------------- ----------------- -----------------
                                                     946,069         1,615,708           334,213           494,188
                                            ----------------- ----------------- ----------------- -----------------
Net income                                          $ 92,949       $ 1,982,342          $ 88,312         $ 147,639
                                            ================= ================= ================= =================
Net income:
     General Partner                                   $ 929          $ 19,823             $ 883           $ 1,476
     Limited Partners                                 92,020         1,962,519            87,429           146,163
                                            ----------------- ----------------- ----------------- -----------------
                                                    $ 92,949       $ 1,982,342          $ 88,312         $ 147,639
                                            ================= ================= ================= =================
Net income per Limited Partnership unit                $0.01             $0.26             $0.01             $0.02
Weighted average number of units outstanding       7,487,350         7,487,350         7,487,350         7,487,350

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                                  Limited Partners       General
                                      Units             Amount           Partner            Total
Balance December 31, 2000               7,487,350       $ 4,546,863         $ 227,851        $4,774,714
Distributions to limited partners                        (1,331,182)                -        (1,331,182)
Net income                                                   92,020               929            92,949
                                 ----------------- ----------------- ----------------- -----------------
Balance September 30, 2001              7,487,350       $ 3,307,701         $ 228,780        $3,536,481
                                 ================= ================= ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                           September 30,                       September 30,
                                                           -------------                       -------------
                                                                2001              2000              2001              2000
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                        $ 92,949       $ 1,982,342          $ 88,312         $ 147,639
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                                 360,895           837,320           111,517           276,637
     (Gain) loss on sales of assets                                (19,149)       (1,217,674)          (21,065)            5,480
Changes in operating assets and liabilities:
   Accounts receivable                                           2,033,678         1,266,447            48,055            53,982
   Bank overdrafts                                                (230,243)                                  -
   Accounts payable, General Partner                               (32,722)          (36,787)                -           (10,338)
   Accounts payable, other                                         (51,970)         (233,672)          (79,396)            6,268
   Accrued interest                                                 (2,949)           (4,769)             (397)           (1,620)
   Unearned operating lease income                                 (10,298)          (60,570)          (37,915)          (12,778)
                                                          ----------------- ----------------- ----------------- -----------------
Net cash from operations                                         2,140,191         2,532,637           109,111           465,270
                                                          ----------------- ----------------- ----------------- -----------------

Investing activities:
Proceeds from sales of lease assets                                166,285         1,916,239           (14,505)            8,176
Reduction of net investment in direct financing
   leases                                                          331,859           682,124            90,637           230,255
                                                          ----------------- ----------------- ----------------- -----------------
Net cash provided by investing activities                          498,144         2,598,363            76,132           238,431
                                                          ----------------- ----------------- ----------------- -----------------

Financing activities:
Distributions to limited partners                               (1,331,182)       (7,920,672)                -        (2,679,030)
Repayment of non-recourse debt                                    (461,975)       (1,175,776)          (54,826)         (399,613)
                                                          ----------------- ----------------- ----------------- -----------------
Net cash used in financing activities                           (1,793,157)       (9,096,448)          (54,826)       (3,078,643)
                                                          ----------------- ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                     845,178        (3,965,448)          130,417        (2,374,942)
Cash and cash equivalents at beginning of
   period                                                           55,445         5,864,559           770,206         4,274,053
                                                          ----------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                       $ 900,623       $ 1,899,111         $ 900,623        $1,899,111
                                                          ================= ================= ================= =================


Supplemental disclosures of cash flow
   information:
Cash paid for interest                                            $ 34,698         $ 137,166           $ 8,295          $ 34,121
                                                          ================= ================= ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-
                                                            December 31,      Amortization      ifications &     September 30,
                                                                2000           of Leases        Dispositions          2001
                                                                ----           ---------      - -------------         ----
Net investment in operating leases                              $2,589,544        $ (351,612)       $ (129,549)       $2,108,383
Net investment in direct financing leases                        1,674,127          (331,859)           (6,479)        1,335,789
Equipment held for sale or lease                                    11,108                 -           (11,108)                -
Initial direct costs, net of accumulated
   amortization of $108,739 in 2001 and $99,456
   in 2000                                                          30,560            (9,283)                -            21,277
Reserve for losses                                                (584,871)                -                 -          (584,871)
                                                          ----------------- ----------------- ----------------- -----------------
                                                                $3,720,468        $ (692,754)       $ (147,136)       $2,880,578
                                                          ================= ================= ================= =================

At September 30, 2001, equipment on operating leases consists of the following:

                                           Balance                                                                  Balance
                                         December 31,        Acquisitions, Dispositions & Reclassifications      September 30,
                                                             ----------------------------------------------
                                             2000           1st Quarter       2nd Quarter     3rd Quarter             2001
                                             ----           -----------       -----------     -----------             ----
Transportation                               $ 3,196,692        $ (124,809)       $ (112,294)       $ (102,604)       $2,856,985
Construction equipment                         1,756,195                 -                 -                 -         1,756,195
Manufacturing                                    457,670                 -                 -                 -           457,670
Materials handling                               291,920                 -                 -                 -           291,920
Other                                             26,092                 -                 -                 -            26,092
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                               5,728,569          (124,809)         (112,294)         (102,604)        5,388,862
Accumulated depreciation                      (3,139,025)          (57,186)          (41,324)          (42,944)       (3,280,479)
                                      ------------------- ----------------- ----------------- ----------------- -----------------
                                             $ 2,589,544        $ (181,995)       $ (153,618)       $ (145,548)       $2,108,383
                                      =================== ================= ================= ================= =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating         Financing           Total
Three months ending December 31, 2001         $ 210,741         $ 226,500         $ 437,241
        Year ending December 31, 2002           707,195           906,000         1,613,195
                                 2003           535,663           906,000         1,441,663
                                 2004                 -           595,199           595,199
                                       ----------------- ----------------- -----------------
                                             $1,453,599       $ 2,633,699        $4,087,298
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



Future minimum principal payments of non-recourse debt as of September 30, 2001 are as follows:

                                           Principal          Interest           Total
 Three months ending December 31, 2001         $  53,036           $ 7,138          $ 60,174
         Year ending December 31, 2002           187,916            18,137           206,053
                                  2003           106,480             2,861           109,341
                                        ----------------- ----------------- -----------------
                                               $ 347,432          $ 28,136         $ 375,568
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

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                   2001              2000
                                                   ----              ----
Cost reimbursements to General Partner              $ 445,163         $ 178,446
Incentive and equipment management fees                     -           236,186
                                             ----------------- -----------------
                                                    $ 445,163         $ 414,632
                                             ================= =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Our primary sources of liquidity during the first nine months of 2001 were operating and direct finance lease rents. Liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

As of September 30, 2001, we had borrowed approximately $38,342,000, with a remaining unpaid balance of approximately $347,000. Borrowings are to be non-recourse to us, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. We do not expect that there will be additional borrowings in the future.

As of September 30, 2001, we have made no commitments of capital.

If inflation in the general economy becomes significant, it may affect us in that the residual (resale) values and rates on re-leases of our leased assets may increase as the costs of similar assets increase. However, our revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that we can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.


2001 vs. 2000:

Nine months:

During the first nine months of 2001 and 2000, our primary source of operating cash flows was operating and direct financing lease revenues. Our total lease revenues decreased by $1,159,948 in 2001 compared to 2000.

In 2001, direct financing lease payments were our most important source of financing cash flows. In 2000, the most significant source cash flows from investing activities was the proceeds from the sales of assets. Our proceeds from asset sales are not comparable to prior periods nor are they expected to be comparable to future periods. Direct financing lease rents decreased by $350,265 compared to 2000.

We had no sources of cash from financing activities in 2001 or in 2000. The cash we used to repay non-recourse debt has decreased due to scheduled debt reductions. Our distributions to Limited Partners have decreased significantly as a result of the suspension of distributions in January 2001.


Three months:

Our primary source of cash from operations for the third quarter was lease rents. These lease rents have decreased from the prior year as a result of asset sales during the preceding twelve months.

Our primary source of cash flows from financing activities in 2001 was rents from direct financing leases.

We had no sources of cash from financing activities in 2001 or in 2000. Repayments of debt decreased for the same reasons as noted above for the nine month period. We made no distributions to the limited partners in the third quarter of 2001 as a result of the suspension of distributions noted above for the nine month period.

Results of Operations

In 2001, our operations resulted in net income of $92,949 for the nine month period and $88,312 for the three month period. Our operations in 2000 resulted in net income of $1,982,342 for the nine month period and $147,639 for the three month period.

2001 vs. 2000:

Our operating lease revenues have decreased due to sales and reclassifications of leased assets during the last twelve months.

Depreciation expense is directly related to the amounts of operating lease assets and has decreased from 2000 to 2001 as a result of sales of operating lease assets over the last year.

Effective January 1, 2001, the General Partner has ceased taking any management fees. In prior years, our management fees were related to the amounts of lease revenues and distributions to Limited Partners. As a result of reductions in the outstanding non-recourse debt, interest expense has decreased compared to 2000.



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

The lessee filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred on October 8, 2001. The results of the vote have not yet been made public.

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

Item 5.    OTHER INFORMATION.

             Inapplicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)Documents filed as a part of this report
        1.   Financial Statements
             Included in Part I of this report:

             Balance Sheets, September 30, 2001 and December
             31, 2000.

             Income statements for the nine and three month periods ended September 30, 2001 and 2000.

             Statement of changes in partners' equity for the nine month period ended September 30, 2001.

             Statements of cash flows for the nine and three month periods ended September 30, 2001 and 2000.

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

Date:
November 12, 2001

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



           By: ATEL Financial Corporation
               General Partner of Registrant




                              By:    /s/ DEAN L. CASH
                                   -----------------------------------
                                   Dean L. Cash
                                   President and Chief Executive Officer
                                   of General Partner




                              By:    /s/ PARITOSH K. CHOKSI
                                   -----------------------------------
                                   Paritosh K. Choksi
                                   Executive Vice President of
                                   Managing Member and
                                   Principal financial officer of
                                   registrant




           By:   /s/ DONALD E. CARPENTER
               --------------------------------------
               Donald E. Carpenter
               Principal accounting officer of
               registrant