Form 10KSB
period 2001-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2002-03-27
CIK 879812

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            |X| Annual report pursuant to section 13 or 15(d) of
                                the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2001

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated February 4, 1992, filed pursuant to Rule 424(b) (Commission File No. 33-43157) is hereby incorporated by reference into Part IV hereof.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund IV, L.P. (the Partnership) was formed under the laws of the state of California in September 1991. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

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

The General Partner sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period, which ended December 31, 1999.

During 2001 and 2000, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee               Type of Equipment               2001       2000
          ------               -----------------               ----       ----
Railcar, Ltd.                  Railroad Boxcars                30%         24%
Xerox Corporation              Manufacturing                   26%         23%
Tarmac America, Inc.           Construction                    15%         10%
Transamerica Leasing           Intermodal Containers           13%          *
Treasure Chest Advertising     Printing                         *          32%
*  Less than 10%.

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

The General Partner plans to dispose of the remainder of the Partnership's assets and to terminate its operations before the end of 2002.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions

Through December 31, 2001, the Partnership has disposed of certain leased assets as set forth below:

                                   Original
                                 Equipment Cost,                                                   Excess of
          Type of                  Excluding                                                       Rents Over
         Equipment               Acquisition Fees                 Sale Price                       Expenses *
         ---------               ----------------                 ----------                       ----------
Transportation                    $ 32,809,919                      $22,231,981                     $ 24,732,399
Mining                              19,418,314                        9,875,215                       10,813,022
Chemicals manufacturing              9,266,967                        7,500,000                        7,021,967
Aircraft                             6,988,584                        6,218,053                        6,008,114
Furniture & fixtures                 4,940,747                        2,564,973                        3,582,115
Materials handling                   5,471,120                        1,974,204                        3,662,043
Miscellaneous                       18,299,569                        6,062,791                       18,175,303
                                ---------------                 ----------------                 ----------------
                                  $ 97,195,220                      $56,427,217                     $ 73,994,963
                                ===============                 ================                 ================

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2001 and the industries to which the assets have been leased.

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

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2001, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

On December 31, 1997, Quaker Coal Company, one of the Partnership's lessees, (the Debtor) requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals.

The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditos, American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnerships has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the liquidating trustee in the amount of $1.2 million in satisfaction of the Partnership's claims and those of its affiliates, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Holders

As of December 31, 2001, a total of 5,093 investors were record holders of Units in the Partnership.

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

The rate for each of the monthly distributions from 2000 operations was $0.11666 per Unit. The distributions were paid in February 2000 through December 2000 and in January 2001. Owners not electing to receive distributions on a monthly basis, are paid quarterly. For each of the quarterly distributions (paid in April, July and October 2000 and in January 2001) the rate was $0.35 per Unit. Distributions were from cash flows from operations and sales proceeds in 2000.

A single distribution was paid from 2001 operations. The distribution was paid in January 2002 and the rate was $0.11927 per Unit.

The following table presents summarized information regarding distributions to Limited Partners:

                                                     2001            2000             1999            1998             1997
                                                     ----            ----             ----            ----             ----
Distributions of net income                             $ 0.02           $ 0.38          $ 0.97           $ 0.27          $ 0.51
Return of investment                                      0.16             1.03            0.43             1.13            0.89
                                                --------------- ---------------- --------------- ---------------- ---------------
Distributions per unit                                    0.18             1.41            1.40             1.40            1.40
Differences due to timing of distributions               (0.06)           (0.01)              -                -               -
                                                --------------- ---------------- --------------- ---------------- ---------------
Nominal distribution rates from above                   $ 0.12           $ 1.40          $ 1.40           $ 1.40          $ 1.40
                                                =============== ================ =============== ================ ===============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                     2001            2000             1999            1998             1997
                                                     ----            ----             ----            ----             ----
Gross revenues                                     $ 1,409,881      $ 5,062,973    $ 10,214,752      $ 6,020,470     $11,280,196
Net income                                           $ 117,046      $ 2,882,463     $ 7,306,605      $ 2,012,558      $3,833,683
Weighted average Units outstanding                   7,487,350        7,487,350       7,487,350        7,487,350       7,487,350
Net income per Unit, based on
   weighted average Units outstanding                   $ 0.02           $ 0.38          $ 0.97           $ 0.27          $ 0.51
Distributions per Unit, based on
   weighted average Units outstanding                   $ 0.18           $ 1.41          $ 1.40           $ 1.40          $ 1.40
Total Assets                                       $ 4,058,009      $ 5,999,906    $ 15,513,393     $ 21,203,969     $31,785,523
Non-recourse Debt                                    $ 294,396        $ 809,407     $ 2,589,417      $ 4,634,713    $ 6,939,999
Total Partners' Capital                            $ 3,560,578      $ 4,774,714    $ 12,433,119     $ 15,610,700     $24,082,598


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

As of December 31, 2001, cash balances consisted of working capital and amounts reserved for distributions in 2002.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 2001, the Partnership had borrowed approximately $38,342,000 with remaining unpaid balances of approximately $294,000. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

See Note 4 to the financial statements for additional information regarding non-recourse debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1992. See Items 5 and 6 for additional information regarding distributions.

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

Cash Flows

In 2001, the primary source of cash flows was the collection of amounts receivable as of December 31, 2000. Cash flows from operations increased from $1,193,092 in 2000 to $2,528,949 in 2001, an increase of $1,335,857. Operating lease revenues, the primary source of cash flows from operations decreased from $1,944,782 in 2000 to $631,215 in 2001, a decrease of $1,313,567. Direct finance lease revenues decreased from $726,479 in 2000 to $724,303 in 2001, a decrease of $2,176. Changes in balance sheet operating accounts, including bank overdrafts at December 31, 2000 resulted in the remaining fluctuation compared to 2000. Bank overdrafts occurred when proceeds from the sale of certain lease assets were received on the first business day of 2001 instead of being received in December 2000 as had been anticipated.

In 2001 and 2000, the Partnership's sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases. Proceeds from sales of lease assets decreased from $4,429,471 in 2000 to $189,474 in 2001, a decrease of $4,239,997.

In 2000 and 1999, there were no sources of cash from financing activities. Cash was used to repay non-recourse debt and to make distributions to the limited partners.

Results of Operations

Based on the lease assets owned and lease contracts in place at December 31, 2001, operating lease rents are expected to increase by approximately $68,000 in 2002 compared to 2001. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

Total revenues decreased from $5,062,973 in 2000 to $1,409,881 in 2001, a decrease of $3,653,092. The decrease was due primarily to decreased sales of lease assets and decreased operating lease rents. The sales resulted in gains of $26,545 in 2001 compared to $2,121,362 in 2000. Lease revenues also decreased from $2,671,261 in 2000 to $1,355,518 in 2001, a decrease of $1,315,743. Gains on asset sales are not expected to be consistent from one year to another. Lease revenues are expected to decline as the underlying assets are sold at the maturity of their related leases.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased from $1,079,448 in 2000 to $608,285 in 2001 as a result of the sales of operating lease assets noted above.

During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $96,500 in 2001.

Interest expense has decreased as a result of scheduled debt payments.

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.

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

To hedge its interest rate risk related to any outstanding variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2001, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 22.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund IV, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. (Partnership) as of December 31, 2001, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 1, 2002

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS


Cash and cash equivalents                                         $1,269,512

Accounts receivable, net of allowance for
doubtful accounts of $24,383                                         193,253

Investments in equipment and leases                                2,595,244
                                                              ---------------
Total assets                                                      $4,058,009
                                                              ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                  $ 294,396

Accounts payable:
   General partner                                                    48,454
   Other                                                             109,239

Accrued interest payable                                               2,123

Unearned lease income                                                 43,219
                                                              ---------------
Total liabilities                                                    497,431

Partners' capital:
     General Partner                                                 229,021
     Limited Partners                                              3,331,557
                                                              ---------------
Total partners' capital                                            3,560,578
                                                              ---------------
Total liabilities and partners' capital                           $4,058,009
                                                              ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                2001             2000
                                                                ----             ----
Revenues:
Leasing activities:
  Operating leases                                               $ 631,215      $1,944,782
  Direct financing leases                                          724,303         726,479
  Gain on sales of assets                                           26,545       2,121,362
Interest income                                                     25,148         202,044
Other                                                                2,670          68,306
                                                           ---------------- ---------------
                                                                 1,409,881       5,062,973
Expenses:
Depreciation and amortization                                      620,458       1,131,644
Administrative cost reimbursements to General Partner              550,873         275,964
Other                                                               47,871         181,613
Interest expense                                                    38,503         157,141
Professional fees                                                   35,130          39,491
Railcar maintenance                                                      -         111,237
Equipment and incentive management fees to General Partner               -         283,420
                                                           ---------------- ---------------
                                                                 1,292,835       2,180,510
                                                           ---------------- ---------------
Net income                                                       $ 117,046      $2,882,463
                                                           ================ ===============

Net income:
     General Partner                                               $ 1,170        $ 28,825
     Limited Partners                                              115,876       2,853,638
                                                           ---------------- ---------------
                                                                 $ 117,046      $2,882,463
                                                           ================ ===============

Net income per Limited Partnership unit                             $ 0.02          $ 0.38

Weighted average number of units outstanding                     7,487,350       7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                Limited Partners     General
                                                                     Units           Amount          Partner          Total
                                                                     -----           ------          -------          -----
Balance December 31, 1999                                             7,487,350    $ 12,234,093        $ 199,026     $12,433,119
Distributions to limited partners ($1.41 per Unit)                                  (10,540,868)               -     (10,540,868)
Net income                                                                            2,853,638           28,825       2,882,463
                                                                ---------------- --------------- ---------------- ---------------
Balance December 31, 2000                                             7,487,350       4,546,863          227,851       4,774,714
Distributions to limited partners ($0.18 per Unit)                                   (1,331,182)               -      (1,331,182)
Net income                                                                              115,876            1,170         117,046
                                                                ---------------- --------------- ---------------- ---------------
Balance December 31, 2001                                             7,487,350     $ 3,331,557        $ 229,021      $3,560,578
                                                                ================ =============== ================ ===============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                 2001             2000
                                                                 ----             ----
Operating activities:
Net income                                                        $ 117,046      $2,882,463
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                  620,458       1,131,644
     Gain on sales of assets                                        (26,545)     (2,121,362)
     Changes in operating assets and liabilities:
        Accounts receivable                                       2,030,740        (624,581)
        Bank overdrafts                                            (230,243)        230,243
        Accounts payable, General Partner                            15,732         (33,854)
        Accounts payable, other                                      16,120        (169,641)
        Accrued interest payable                                     (3,333)         (6,282)
        Unearned lease income                                       (11,026)        (95,538)
                                                            ---------------- ---------------
Net cash provided by operating activities                         2,528,949       1,193,092

Investing activities:
Proceeds from sales of lease assets                                 189,474       4,429,471
Reductions in net investment in direct financing leases             341,837         889,201
                                                            ---------------- ---------------
Net cash provided by investing activities                           531,311       5,318,672

Financing activities:
Repayment of non-recourse debt                                     (515,011)     (1,780,010)
Distributions to limited partners                                (1,331,182)    (10,540,868)
                                                            ---------------- ---------------
Net cash used in financing activities                            (1,846,193)    (12,320,878)
                                                            ---------------- ---------------

Net increase (decrease) in cash and cash equivalents              1,214,067      (5,809,114)
Cash and cash equivalents at beginning of year                       55,445       5,864,559
                                                            ---------------- ---------------
Cash and cash equivalents at end of year                         $1,269,512         $55,445
                                                            ================ ===============


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                              $41,836        $163,423
                                                            ================ ===============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2001, the original terms of the leases ranged from five to nine years.

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

Basis of presentation:

The accompanying financial statements as of December 31, 2001 and for the two years ended December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The Partnership does not utilize derivative financial instruments.

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                2001            2000
                                                ----            ----
 Financial statement basis of net assets      $ 3,560,578      $ 4,774,714
 Tax basis of net assets                        9,685,669       10,294,890
                                           --------------- ----------------
 Difference                                   $ 6,125,091      $ 5,520,176
                                           =============== ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                                2001            2000
                                                ----            ----
 Net income per financial statements             $117,046       $2,882,463
 Adjustment to depreciation expense               388,736          171,326
 Adjustments to revenues                          216,179          789,058
                                           --------------- ----------------
 Net income per federal tax return               $721,961       $3,842,847
                                           =============== ================

Credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2001 and 2000.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases:

As of December 31, 2001, the Partnership's investments in equipment and leases consist of the following:

                                                                                  Depreciation
                                                                                   Expense or       Reclass-
                                                                 December 31,     Amortization    ifications or    December 31,
                                                                     2000          of Leases      Dispositions         2001
                                                                     ----          ---------     --------------        ----
Net investment in operating leases                                  $ 2,589,544      $ (608,285)      $ (145,344)     $1,835,915
Net investment in direct financing leases                             1,674,127        (341,837)          (6,477)      1,325,813
Assets held for lease or sale                                            11,108               -          (11,108)              -
Reserve for losses and impairments                                     (584,871)              -                -        (584,871)
Initial direct costs, net of accumulated amortization of
   $111,629 in 2001 and $99,456 in 2000                                  30,560         (12,173)               -          18,387
                                                                ---------------- --------------- ---------------- ---------------
                                                                    $ 3,720,468      $ (962,295)      $ (162,929)     $2,595,244
                                                                ================ =============== ================ ===============

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclass-
                                December 31,                     ifications or    December 31,
                                    2000          Additions      Dispositions         2001
                                    ----          ---------     --------------        ----
Transportation                     $ 3,196,692             $ -       $ (386,007)     $2,810,685
Construction                         1,756,195               -                -       1,756,195
Manufacturing                          457,670               -                -         457,670
Materials handling                     318,012               -                -         318,012
                               ---------------- --------------- ---------------- ---------------
                                     5,728,569               -         (386,007)      5,342,562
Less accumulated depreciation       (3,139,025)       (608,285)         240,663      (3,506,647)
                               ---------------- --------------- ---------------- ---------------
                                   $ 2,589,544      $ (608,285)      $ (145,344)     $1,835,915
                               ================ =============== ================ ===============

Direct financing leases:

As of December 31, 2001, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2001:

Total minimum lease payments receivable                            $2,407,199
Estimated residual values of leased equipment (unguaranteed)          936,226
                                                               ---------------
Investment in direct financing leases                               3,343,425
Less unearned income                                               (2,017,612)
                                                               ---------------
Net investment in direct financing leases                          $1,325,813
                                                               ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases (continued):

At December 31, 2001, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                                Direct
             Year ending      Operating        Financing
             December 31,       Leases          Leases           Total
             ------------       ------          ------           -----
                      2002       $ 698,747        $ 906,000     $ 1,604,747
                      2003         527,215          906,000       1,433,215
                      2004               -          595,199         595,199
                            --------------- ---------------- ---------------
                               $ 1,225,962      $ 2,407,199     $ 3,633,161
                            =============== ================ ===============

Reserves for losses and impairments and allowance for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                              Allowance for   Allowance for
                                              reserves and       doubtful
                                               impairments       accounts
         Balance, December 31, 1999                $ 652,082             $ -
         Reclassified                                (67,211)         67,211
                                             ---------------- ---------------
         Balance, December 31, 2000                  584,871          67,211
         Reduction of allowance                            -         (42,828)
                                             ---------------- ---------------
         Balance, December 31, 2001                $ 584,871        $ 24,383
                                             ================ ===============


4.  Non-recourse debt:

At December 31, 2001, non-recourse debt, consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.653%. The note is secured by an assignment of lease payments and a pledge of assets. At December 31, 2001, the carrying value of the pledged assets was $512,233. The note matures in 2003.

Future minimum payments of non-recourse debt are as follows:

               Year ending
              December 31,    Principal        Interest          Total
              ------------    ---------        --------          -----
                      2002       $ 187,916         $ 18,137       $ 206,053
                      2003         106,480            2,861         109,341
                            --------------- ---------------- ---------------
                                 $ 294,396         $ 20,998       $ 315,394
                            =============== ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

The  General   Partner   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 2001 and 2000:

                                                                                      2001             2000
                                                                                      ----             ----
Administrative cost reimbursements to General Partner                                   $550,873        $275,964

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                                -        283,420
                                                                                 ---------------- ---------------
                                                                                        $550,873        $559,384
                                                                                 ================ ===============

During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $96,500 in 2001.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


6.  Partners' capital:

As of December 31, 2001, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

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

There were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows at December 31:

                                                  2001             2000
                                                  ----             ----
         Transportation                            46%             47%
         Miscellaneous manufacturing               32%             27%
         Construction                              19%             19%

During 2001, four customers comprised 30%, 26%, 15% and 13%, respectively, of the Partnership's revenues from leases. During 2000, four customers comprised 32%, 24%, 23% and 10%, respectively, of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


8.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2001 is $292,993.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Services LLC.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash                Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi          Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 51, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 48, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from th

Donald E. Carpenter, age 53, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 43, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2001 and 2000 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,121,675) to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, $6,405,877 was reallowed to other broker/dealers. None have been paid since 1993, nor will any additional amounts be paid in future periods.

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

Incentive Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all dist

See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 2001 and 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2001, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules

                             1. Financial Statements
                                Included in Part II of this report:
                                Report of Independent Auditors
                                Balance Sheet at December 31, 2001
                                Statements of Income for the years ended
                                December 31, 2001 and 2000 Statements of Changes in Partners' Capital for the years ended December 31, 2001 and 2000
                                Statements of Cash Flows for the years ended
                                December 31, 2001 and 2000 Notes to Financial Statements

                             2. Financial Statement Schedules
                                Allschedules for which provision is made in the
                                   applicable accounting regulations of the
                                   Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         (b)Reports on Form 8-K for the fourth quarter of 2001
                                None

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



                            Date3/25/2002

                      ATEL Cash Distribution Fund IV, L.P.
                                  (Registrant)


                            By: ATEL Financial Services, LLC,
                                General Partner of Registrant



                                By:   /s/ Dean Cash
                                     -------------------------------------------
                                     Dean Cash,
                                     President and Chief Executive Officer of
                                     ATEL Financial Services, LLC (General
                                     Partner)




                                By:  /s/ Paritosh K. Choksi
                                     -------------------------------------------
                                     Paritosh K. Choksi
                                     Executive Vice President of ATEL
                                     Financial Services LLC, (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


           SIGNATURE                      CAPACITIES                  DATE



 /s/ Dean Cash                  President, Chairman and Chief         3/25/2002
--------------------------------Executive Officer of ATEL Financial
Dean Cash                       Services, LLC




/s/ Paritosh K. Choksi          Executive Vice President and          3/25/2002
--------------------------------director of ATEL Financial Services,
Paritosh K. Choksi              LLC, principal financial officer of
                                registrant; principal financial
                                officer and director of ATEL Financial
                                Services, LLC




/s/ Donald E. Carpenter         Principal accounting officer of       3/25/2002
--------------------------------registrant; principal accounting
Donald E. Carpenter             officer of ATEL Financial Services,
                                LLC