Form 10QSB
period 2002-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2002-05-14
CIK 879812

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

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

    Year ending      Operating     Direct Financing
    December 31,       Leases             Leases                Total
    ------------       ------             ------                -----
            2001         $ 731,202            $ 585,142           $ 1,316,344
            2002         7,445,507              561,360             8,006,867
            2003           574,875              561,360             1,136,235
            2004                 -              424,000               424,000
                   ---------------- -------------------- ---------------------
                       $ 8,751,584          $ 2,131,862          $ 10,883,446
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