Form 10QSB
period 2002-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2002-08-14
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.               Financial Statements.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                         $ 1,140,574

Accounts receivable, net of allowance for
doubtful accounts of $24,383                                          131,258

Investments in leases                                               1,933,738
                                                              ----------------
                                                                  $ 3,205,570
                                                              ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                   $ 202,463

Accounts payable                                                      104,807

Accrued interest payable                                                1,460
                                                              ----------------
Total liabilities                                                     308,730

Partners' capital:
     General partners                                                 231,743
     Limited partners                                               2,665,097
                                                              ----------------
Total partners' capital                                             2,896,840
                                                              ----------------
                                                                  $ 3,205,570
                                                              ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   Six Months                       Three Months
                                                 Ended June 30,                    Ended June 30,
                                                 --------------                    --------------
                                              2002            2001             2002             2001
                                              ----            ----             ----             ----
Revenues:
Lease revenues:
   Operating leases                           $ 303,151        $ 315,013        $ 165,289        $ 166,121
   Direct financing leases                      425,427          288,615          222,654          143,005
(Loss) gain on sale of assets                    10,131           (1,916)           2,737           (9,279)
Interest income                                   6,953           13,599            2,692            5,368
Other income                                        293            1,182              256              144
                                         --------------- ---------------- ---------------- ----------------
                                                745,955          616,493          393,628          305,359
Expenses:
Depreciation and amortization                   243,024          249,378          118,466          114,167
Cost reimbursements to General Partner          135,666          251,284           83,916          150,813
Other                                            54,996           61,268           30,408           24,974
Professional fees                                29,640           26,075           18,505           20,455
Interest                                         10,431           23,851            4,717           10,005
Equipment and incentive management fees               -                -                -          (30,928)
                                         --------------- ---------------- ---------------- ----------------
                                                473,757          611,856          256,012          289,486
                                         --------------- ---------------- ---------------- ----------------
Net income                                    $ 272,198          $ 4,637        $ 137,616         $ 15,873
                                         =============== ================ ================ ================
Net income:
     General partners                           $ 2,722             $ 46          $ 1,376            $ 159
     Limited partners                           269,476            4,591          136,240           15,714
                                         --------------- ---------------- ---------------- ----------------
                                              $ 272,198          $ 4,637        $ 137,616         $ 15,873
                                         =============== ================ ================ ================

Net income per limited partnership unit           $0.04            $0.00            $0.02            $0.00
Weighted average number of units
   outstanding                                7,487,350        7,487,350        7,487,350        7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2002
                                   (Unaudited)

                                                  Limited Partners      General
                                       Units           Amount          Partners           Total
Balance December 31, 2001               7,487,350      $ 3,331,557        $ 229,021      $ 3,560,578
Distributions to limited partners                         (935,936)               -         (935,936)
Net income                                                 269,476            2,722          272,198
                                   --------------- ---------------- ---------------- ----------------
Balance June 30, 2002                   7,487,350      $ 2,665,097        $ 231,743      $ 2,896,840
                                   =============== ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                              Six Months                       Three Months
                                                            Ended June 30,                    Ended June 30,
                                                            --------------                    --------------
                                                         2002            2001             2002             2001
                                                         ----            ----             ----             ----
Operating activities:
Net income                                               $ 272,198          $ 4,637        $ 137,616         $ 15,873
Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation and amortization                           243,024          249,378          118,466          114,167
   Loss (gain) on sale of assets                           (10,131)           1,916           (2,737)           9,279
     Changes in operating assets and liabilities:
        Accounts receivable                                 61,995        1,985,623           69,723           88,081
        Bank overdrafts                                          -         (230,243)               -                -
        Accounts payable, general partner                  (48,454)         (32,722)               -          (30,928)
        Accounts payable, other                             (4,432)          27,426             (158)          82,129
        Accrued interest payable                              (663)          (2,552)            (335)          (1,288)
        Unearned operating lease income                    (43,219)          27,617          (41,204)          77,197
                                                    --------------- ---------------- ---------------- ----------------
Net cash from operations                                   470,318        2,031,080          281,371          354,510
                                                    --------------- ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                              401,040          180,790           31,903           45,146
Reduction in investment in direct financing
   leases                                                   27,573          241,222            3,846          157,059
                                                    --------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                  428,613          422,012           35,749          202,205
                                                    --------------- ---------------- ---------------- ----------------

Financing activities:
Payments of non-recourse debt                              (91,933)        (407,149)         (46,462)        (205,482)
Distributions to limited partners                         (935,936)      (1,331,182)               -            2,853
                                                    --------------- ---------------- ---------------- ----------------
Net cash used in financing activities                   (1,027,869)      (1,738,331)         (46,462)        (202,629)
                                                    --------------- ---------------- ---------------- ----------------
Net increase (decrease) in cash and
   cash equivalents                                       (128,938)         714,761          270,658          354,086
Cash at beginning of period                              1,269,512           55,445          869,916          416,120
                                                    --------------- ---------------- ---------------- ----------------
Cash at end of period                                  $ 1,140,574        $ 770,206      $ 1,140,574        $ 770,206
                                                    =============== ================ ================ ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                      $ 11,094         $ 26,403          $ 5,052         $ 11,293
                                                    =============== ================ ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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

The Partnership's business consists of leasing various types of equipment. As of June 30, 2002, the original terms of the leases were from six months to eight years.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                      Depreciation
                                                                      Expense or        Reclass-
                                                     December 31,    Amortization     ifications &       June 30,
                                                         2001          of Leases      Dispositions         2002
                                                         ----          ---------     --------------        ----
Net investment in operating leases                     $ 1,835,915       $ (237,770)      $ (390,909)     $ 1,207,236
Net investment in direct financing leases                1,325,813          (27,573)               -        1,298,240
Initial direct costs, net of accumulated
   amortization of $111,629 in 2001 and
   $116,882 in 2002                                         18,387           (5,254)               -           13,133
Equipment held for lease                                         -                -                                 -
Reserve for losses                                        (584,871)               -                -         (584,871)
                                                  ----------------- ---------------- ---------------- ----------------
                                                       $ 2,595,244       $ (270,597)      $ (390,909)     $ 1,933,738
                                                  ================= ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


3. Investments in leases (continued):

The Partnership's investment in property on operating leases consists of the following:

                                                                       Reclassifications &
                                 December 31,                     Dispositions       June 30,
                                     2001         1st Quarter      2nd Quarter         2002
                                     ----         -----------      -----------         ----
Transportation                     $ 2,810,685       $ (615,914)      $ (109,859)     $ 2,084,912
Construction                         1,756,195                -                -        1,756,195
Manufacturing                          457,670                -                -          457,670
Materials handling                     318,012                -                -          318,012
                                --------------- ---------------- ---------------- ----------------
                                     5,342,562         (615,914)        (109,859)       4,616,789
Less accumulated depreciation       (3,506,647)         132,240          (35,146)      (3,409,553)
                                --------------- ---------------- ---------------- ----------------
                                   $ 1,835,915       $ (483,674)      $ (145,005)     $ 1,207,236
                                =============== ================ ================ ================

All of the property on operating leases was acquired from 1992 through 1997.

At June 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                          Direct
                                        Financing        Operating          Total
Six months ending December 31, 2002        $ 453,000        $ 293,247        $ 746,247
      Year ending December 31, 2003          906,000          553,206        1,459,206
                               2004          595,199                -          595,199
                                      --------------- ---------------- ----------------
                                         $ 1,954,199        $ 846,453      $ 2,800,652
                                      =============== ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.1% to 9.1%.

Future minimum principal payments of long-term non-recourse debt as of June 30, 2002 are as follows:


                                         Principal        Interest           Total

Six months ending December 31, 2002          $395,983          $ 7,044        $ 103,027
      Year ending December 31, 2002           106,480            2,861          109,341
                                       --------------- ---------------- ----------------
                                            $ 202,463          $ 9,905        $ 212,368
                                       =============== ================ ================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2002 and 2001 as follows :

                                              2002             2001
                                              ----             ----
Reimbursement of administrative costs          $ 135,666        $ 251,284

Incentive and equipment management fees                -                -
                                         ---------------- ----------------
                                               $ 135,666        $ 251,284
                                         ================ ================

Effective January 1, 2001, the General Partners have ceased charging the Partnership any further fees.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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


7. Subsequent event:

In July 2002, the Partnership sold a significant portion of its lease assets prior to the maturity of the initial lease terms. The assets had been on lease to Tarmac America, Inc. The information below summarizes the sales transactions.

        Original cost of equipment                       $ 1,730,181
        Net book value of assets at date of sale           $ 540,785
        Sales price                                        $ 665,542
        Non-recouse debt repaid at time of sale            $ 186,752
        Net cash received from sale                        $ 478,791
        Gain realized on sale                              $ 124,757

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity during 2002 were lease revenues and proceeds from the sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The general partner envisions no such requirements for operating purposes.

As of June 30, 2002, the Partnership had borrowed approximately $38,342,000, with a remaining unpaid balance of $202,463. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The general partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made. As of June 30, 2002, there were no such commitments.


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


Cash Flows, 2002 vs. 2001:

Six months:

During the first six months of 2002 and 2001, lease rents were the primary source of cash flows.

Cash flows from operations decreased by $1,560,761, from $2,031,080 in 2001 to $470,319 in 2002. Most of this decrease relates to the collection of accounts receivable balances, existing as of December 31, 2000, during the first half of 2001. The large accounts receivable balance at December 31, 2000 related to the sale of lease assets that occurred on that date. The cash was received in January 2001. There were no similar balances collected in 2002.

Sources of cash from investing activities consisted of proceeds from the sales of lease assets and from direct financing lease rents accounted for as reductions of the net investment in such leases. Proceeds from sales of assets increased from $180,790 in 2001 to $401,040 in 2002.

In 2002 and 2001, there were no sources of cash from financing activities. As scheduled debt payments have been made over the last year, debt balances have been reduced. As a result, the amounts of cash used to make such debt payments has also decreased. The Partnership has made no distributions from 2002 operations. The only distributions in 2002 were from 2001 operations (in January
2002). The fund is currently making distributions only once a year based on the amount of cash available. The amount that was available at the end of 2001, was less than in the prior year. Because of this, the General Partner decreased the amount of the distribution compared to the previous year.

Three months:

Lease rents were the primary source of cash flows in the second quarter of 2002 and 2001.

Cash flows from operations have decreased by $73,138 ($354,510 in 2001 and $281,372 in 2002). Most of the decrease has come about because of decreased collections of lease rents in advance of the actual due dates for the payments (unearned lease revenues). This results from the timing of the cash collections rather than from decreases in revenues.

In 2002, proceeds from lease assets sales were the most significant source of cash from investing activities. Proceeds from asset sales has decreased as most of the Partnership's remaining lease assets have been sold over the last eighteen months. Rents from direct financing leases also provided cash flows from investing activities but has decreased as a result of asset sales. Such rents were the primary source of cash from investing activities in 2001.

During the second quarter of 2002 and 2001, there were no financing sources of cash. Payments of non-recourse debt and distributions to the Limited Partners decreased for the same reasons as noted above for the six month period.


Results of Operations

Operations in the 2002 resulted in net income of $272,199 for the six month period and $137,617 for the three month period. Operations in 2001, operations resulted in net income of $4,367 for the six month period and $15,873 for the three month period.

Operating lease revenues decreased by $11,862 for the six month period and by $832 for the three month period. Revenues have declined as leases have matured and as the underlying assets have been sold. The Partnership's investment in lease assets has decreased from $3,720,468 at December 31, 2000 to $1,933,738 at June 30, 2002. Most of the decrease has been as a result of sales of assets. As leases mature and the related assets are sold, lease revenues are expected to continue to decline. Gains and losses from the sales of those assets are not expected to be consistent from one period to another.

The Partnership's operating expenses decreased by $138,100 for the six month period and by $33,475 for the three month period. Most of the decrease resulted from decreased cost reimbursements paid to the General Partner.


                            PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Quaker Coal Company

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

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditors, American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnerships has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the liquidating trustee in the amount of $1.2 million in partial satisfaction of the Company's claim, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.


Item 2. CHANGES IN SECURITIES.

         Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)Documents filed as a part of this report

                   1.  Financial Statements
                       Included in Part I of this report:
                       Balance Sheet, June 30, 2002
                       Income statements for the six and three month periods
                         ended June 30, 2002 and 2001.
                       Statement of changes in partners' equity for the six
                         months ended June 30, 2002.
                       Statements of cash flows for the six and three month
                         periods ended June 30, 2002 and 2001.
                       Notes to the Financial Statements.

                   2.  Financial Statement Schedules
                       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b) Report on Form 8-K
                       None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.            The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.            The information contained in the Report fairly presents,
                         in all material respects, the finanancial condition and results of operations of the Partnership.


/s/ DEAN L. CASH
----------------------------------------------------
Dean L. Cash President and Chief Executive
Officer of General Partner
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.            The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.            The information contained in the Report fairly presents,
                         in all material respects, the finanancial condition and results of operations of the Partnership.


/s/ PARITOSH K. CHOKSI
-------------------------------------------------------------------
Paritosh K. Choksi Executive Vice President of General
Partner, Principal financial officer of registrant
August 14, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 14, 2002

                            ATEL CASH DISTRIBUTION FUND IV, L.P.
                                       (Registrant)



              By: ATEL Financial Services, LLC
                  General Partner of Registrant




                                By:   /s/ DEAN L. CASH
                                      --------------------------------
                                      Dean L. Cash
                                      President and Chief
                                      Executive Officer of General
                                      Partner



              By: /s/ PARITOSH K. CHOKSI
                  -----------------------------------
                 Paritosh K. Choksi
                  Executive Vice President of
                  General Partner, Principal
                  financial officer of registrant



              By: /s/ DONALD E.  CARPENTER
                  ------------------------------------
                  Donald E.  Carpenter,
                  Principal accounting officer of
                  registrant