Form 10QSB
period 2002-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2002-11-12
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                           $1,938,955

Accounts receivable, net of allowance for doubtful
   accounts of $24,383                                                 102,587

Investment in leases                                                 1,244,349
                                                                ---------------
                                                                    $3,285,891
                                                                ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                                      $ 98,656

Unearned operating lease income                                         80,138
                                                                ---------------
Total liabilities                                                      178,794

Partners' capital:
     General Partner                                                   233,846
     Limited Partners                                                2,873,251
                                                                ---------------
Total partners' capital                                              3,107,097
                                                                ---------------
                                                                    $3,285,891
                                                                ===============





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                            Nine Months Ended                   Three Months Ended
                                                               September 30,                       September 30,
                                                               -------------                       -------------
Revenues:                                                 2002              2001              2002              2001
                                                          ----              ----              ----              ----
Lease revenues:
   Operating                                               $ 375,883         $ 491,177          $ 72,732         $ 176,164
   Direct financing                                          632,939           507,781           207,512           219,166
   Gain on sales of assets                                   138,108            19,149           127,977            21,065
Interest income                                                9,489            19,718             2,536             6,119
Other                                                         11,903             1,193            11,610                11
                                                    ----------------- ----------------- ----------------- -----------------
                                                           1,168,322         1,039,018           422,367           422,525
Expenses:
Cost reimbursements to General Partner                       232,221           445,163            96,555           193,879
Depreciation and amortization                                339,619           360,895            96,595           111,517
Other                                                         72,920            82,065            17,924            20,797
Interest                                                      10,431            31,749                 -             7,898
Professional fees                                             30,676            26,197             1,036               122
                                                    ----------------- ----------------- ----------------- -----------------
                                                             685,867           946,069           212,110           334,213
                                                    ----------------- ----------------- ----------------- -----------------
Net income                                                 $ 482,455          $ 92,949         $ 210,257          $ 88,312
                                                    ================= ================= ================= =================
Net income:
     General Partner                                         $ 4,825             $ 929           $ 2,103             $ 883
     Limited Partners                                        477,630            92,020           208,154            87,429
                                                    ----------------- ----------------- ----------------- -----------------
                                                           $ 482,455          $ 92,949         $ 210,257          $ 88,312
                                                    ================= ================= ================= =================
Net income per Limited Partnership unit                        $0.06             $0.01             $0.03             $0.01
Weighted average number of units outstanding               7,487,350         7,487,350         7,487,350         7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                                    Limited Partners       General
                                        Units             Amount           Partner            Total
Balance December 31, 2001                 7,487,350       $ 3,331,557         $ 229,021        $3,560,578
Distributions to limited partners                            (935,936)                -          (935,936)
Net income                                                    477,630             4,825           482,455
                                   ----------------- ----------------- ----------------- -----------------
Balance September 30, 2002                7,487,350       $ 2,873,251         $ 233,846        $3,107,097
                                   ================= ================= ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                    Nine Months Ended                   Three Months Ended
                                                                      September 30,                       September 30,
                                                                      -------------                       -------------
                                                                  2002              2001              2002              2001
                                                                  ----              ----              ----              ----
Operating activities:
Net income                                                         $ 482,455          $ 92,949         $ 210,257          $ 88,312
Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization                                   339,619           360,895            96,595           111,517
     Gain on sales of assets                                        (138,108)          (19,149)         (127,977)          (21,065)
Changes in operating assets and liabilities:
   Accounts receivable                                                90,666         2,033,678            28,671            48,055
   Bank overdrafts                                                         -          (230,243)                -                 -
   Accounts payable, General Partner                                 (48,454)          (32,722)                -                 -
   Accounts payable, other                                           (10,583)          (51,970)           (6,151)          (79,396)
   Accrued interest                                                   (2,123)           (2,949)           (1,460)             (397)
   Unearned operating lease income                                    36,919           (10,298)           80,138           (37,915)
                                                            ----------------- ----------------- ----------------- -----------------
Net cash from operations                                             750,391         2,140,191           280,073           109,111
                                                            ----------------- ----------------- ----------------- -----------------

Investing activities:
Proceeds from sales of lease assets                                1,102,822           166,285           701,782           (14,505)
Reduction of net investment in direct financing
   leases                                                             46,562           331,859            18,989            90,637
                                                            ----------------- ----------------- ----------------- -----------------
Net cash provided by investing activities                          1,149,384           498,144           720,771            76,132
                                                            ----------------- ----------------- ----------------- -----------------

Financing activities:
Distributions to limited partners                                   (935,936)       (1,331,182)                -                 -
Repayment of non-recourse debt                                      (294,396)         (461,975)         (202,463)          (54,826)
                                                            ----------------- ----------------- ----------------- -----------------
Net cash used in financing activities                             (1,230,332)       (1,793,157)         (202,463)          (54,826)
                                                            ----------------- ----------------- ----------------- -----------------
Net increase in cash and cash
   equivalents                                                       669,443           845,178           798,381           130,417
Cash and cash equivalents at beginning of
   period                                                          1,269,512            55,445         1,140,574           770,206
                                                            ----------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                        $1,938,955         $ 900,623        $1,938,955         $ 900,623
                                                            ================= ================= ================= =================


Supplemental disclosures of cash flow
   information:
Cash paid for interest                                              $ 12,554          $ 34,698           $ 1,460           $ 8,295
                                                            ================= ================= ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                Depreciation
                                                                                 Expense or         Reclass-
                                                              December 31,      Amortization      ifications &     September 30,
                                                                  2001           of Leases        Dispositions          2002
                                                                  ----           ---------      - -------------         ----
Net investment in operating leases                                $1,835,915        $ (331,739)       $ (930,938)        $ 573,238
Net investment in direct financing leases                          1,325,813           (46,562)          (33,776)        1,245,475
Initial direct costs, net of accumulated
   amortization of $104,778 in 2002 and $111,629
   in 2001                                                            18,387            (7,880)                -            10,507
Reserve for losses                                                  (584,871)                -                 -          (584,871)
                                                            ----------------- ----------------- ----------------- -----------------
                                                                  $2,595,244        $ (386,181)       $ (964,714)       $1,244,349
                                                            ================= ================= ================= =================

At September 30, 2002, equipment on operating leases consists of the following:

                               Balance                                                                  Balance
                             December 31,        Acquisitions, Dispositions & Reclassifications      September 30,
                                                 ----------------------------------------------
                                 2001           1st Quarter       2nd Quarter     3rd Quarter             2002
                                 ----           -----------       -----------     -----------             ----
Transportation                   $ 2,810,685        $ (615,914)       $ (109,859)       $ (141,657)       $1,943,255
Manufacturing                        457,670                 -                 -                 -           457,670
Materials handling                   318,012                 -                 -                 -           318,012
Construction equipment             1,756,195                 -                 -        (1,519,738)          236,457
                          ------------------- ----------------- ----------------- ----------------- -----------------
                                   5,342,562          (615,914)         (109,859)       (1,661,395)        2,955,394
Accumulated depreciation          (3,506,647)          132,240           (35,146)        1,027,397        (2,382,156)
                          ------------------- ----------------- ----------------- ----------------- -----------------
                                 $ 1,835,915        $ (483,674)       $ (145,005)       $ (633,998)        $ 573,238
                          =================== ================= ================= ================= =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


2. Investment in lease assets (continued):

At September 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating         Financing           Total
Three months ending December 31, 2002          $ 88,648         $ 226,500         $ 315,148
        Year ending December 31, 2003           418,017           906,000         1,324,017
                                 2004                 -           595,199           595,199
                                       ----------------- ----------------- -----------------
                                              $ 506,665        $1,727,699        $2,234,364
                                       ================= ================= =================


4.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The  General   Partners  and/or   Affiliates   earned  the  following  fees  and
commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                  2002              2001
                                                  ----              ----
Cost reimbursements to General Partner             $ 232,221         $ 445,163
                                            ================= =================


5. Partner's capital:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Our primary sources of liquidity during the first nine months of 2002 and 2001 were operating and direct finance lease rents. Liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

As of September 30, 2002, we had borrowed approximately $38,342,000, all of which has been repaid. Borrowings are to be non-recourse to us, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. We do not expect that there will be additional borrowings in the future.

As of September 30, 2002, we have made no commitments of capital.

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

2002 vs. 2001:

Nine months:

During the first nine months of 2002 and 2001, our primary source of operating cash flows was operating and direct financing lease revenues. Our total lease revenues increased by $9,864 in 2002 compared to 2001.

In 2001, direct financing lease payments were our most important source of financing cash flows. In 2002, the most significant source cash flows from investing activities was the proceeds from the sales of assets. Our proceeds from asset sales are not comparable to prior periods nor are they expected to be comparable to future periods. Direct financing lease rents decreased by $285,297 compared to 2001.

We had no sources of cash from financing activities in 2002 or in 2001. The cash we used to repay non-recourse debt has decreased due to scheduled debt reductions. We changed the frequency of our distributions to the Limited Partners effective January 1, 2001. Previously, most of the Limited Partners received distributions on a monthly basis. The rest of the Limited Partners received distributions on a quarterly basis. We are now making distributions on an annual basis based on the amount of cash which becomes available for that purpose. As a result, the amounts of cash distributed to the Limited Partners has decreased in 2002 compared to the amount in 2001.


Three months:

Our primary source of cash from operations for the third quarter was lease rents. These lease rents have decreased from the prior year as a result of asset sales during the preceding twelve months.

In 2002, our largest source of cash from investing activities was proceeds from the sales of lease assets. Our primary source of cash flows from financing activities in 2001 was rents from direct financing leases.

We had no sources of cash from financing activities in 2002 or in 2001. Repayments of debt decreased for the same reasons as noted above for the nine month period. We made no distributions to the limited partners in the third quarters of 2002 or 2001.

Results of Operations

Our operations in 2002 resulted in net income of $482,4552 for the nine month period and $210,257 for the three month period. In 2001, our operations resulted in net income of $92,949 for the nine month period and $88,312 for the three month period.

2002 vs. 2001:

Our operating lease revenues have decreased due to sales and reclassifications of leased assets during the last twelve months. Direct financing lease revenues increased as a larger portion of the lease rents were included in income , as opposed to being accounted for as a recovery of the net investment in direct finance leases.

Depreciation expense is directly related to the amounts of operating lease assets and has decreased from 2001 to 2002 as a result of sales of operating lease assets over the last year.

Internal Controls

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                            PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

On December 31, 1997, Quaker Coal Company (the Debtor), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

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

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditor's, American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the Debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.


Item 2.    CHANGES IN SECURITIES.

           Inapplicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

           Inapplicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.

           Inapplicable.

Item 5.    OTHER INFORMATION.

           Inapplicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)
   1.      Financial Statements
           Included in Part I of this report:

           Balance Sheets, September 30, 2002 and December 31, 2001.

           Income statements for the nine and three month periods ended
               September 30, 2002 and 2001.

           Statement of changes in partners' equity for the nine month period ended September 30, 2002.

           Statements of cash flows for the nine and three month periods ended
               September 30, 2002 and 2001.

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

Date:
November 7, 2002

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




              By:   /s/ DONALD E. CARPENTER
                  --------------------------------------
                  Donald E. Carpenter
                  Principal accounting officer of
                  registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 7, 2002

  /s/ PARITOSH K. CHOKSI
----------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 7, 2002

  /s/ DEAN L. CASH
----------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:      November 7, 2002



  /s/ DEAN L. CASH
-------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
-------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant