Form 10KSB
period 2002-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2003-03-31
CIK 879812

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2002

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

        600 California Street, 6th Floor, San Francisco, California 94108
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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

     The Partnership conducted a public offering of 7,500,000 units of Limited Partnership Interest (Units) at a price of $10 per Unit, which terminated on February 3, 1993. As of that date, the Partnership had sold an aggregate of 7,500,000 Units for a total capitalization of $75,000,000.

     The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 1999 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

     The Partnership acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of the General Partner that no more than 25% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

     The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units in 1993.

     The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

     The General Partner sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period, which ended December 31, 1999.

     During 2002 and 2001, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

Lessee               Type of Equipment            2002            2001
------               -----------------            ----            ----
Railcar, Ltd.        Railroad Boxcars             39%              30%
Xerox Corporation    Manufacturing                24%              26%
Transamerica Leasing Intermodal Containers        15%              13%
Tarmac America, Inc. Construction                  *               15%
*  Less than 10%.

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

     The business of the Partnership is not seasonal.

     The Partnership has no full time employees.

Equipment Dispositions

     Through December 31, 2002, the Partnership has disposed of certain leased assets as set forth below:

                             Original
                           Equipment Cost,                      Excess of
Type of                      Excluding                          Rents Over
Equipment                 Acquisition Fees   Sale Price         Expenses *
---------                 ----------------  ----------          ----------
Transportation               $35,737,147       $22,688,502      $ 27,974,045
Mining                        19,776,140         9,960,549        11,235,876
Chemicals manufacturing        9,277,537         7,500,000         7,021,967
Aircraft                       6,996,555         6,218,053         6,008,114
Furniture & fixtures           4,946,383         2,564,973         3,582,115
Materials handling             5,578,149         1,990,503         3,792,636
Miscellaneous                 19,598,960         6,628,081        19,472,366
                         ----------------   ---------------   ---------------
                            $101,910,871       $57,550,661      $ 79,087,119
                         ================   ===============   ===============

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities

     The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2002 and the industries to which the assets have been leased.

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

     For further information regarding the Partnership's equipment lease portfolio as of December 31, 2002, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

     The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

     No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

     On December 31, 1997, Quaker Coal Company (the Debtor), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part II, Item 8 of this report.

     The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and filed an appeal of the decision in the U.S. District Court of Appeals.

     The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

     Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditor's (i.e., American Electric Power ("AEP")) Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

     In January 2002, the General Partner attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the Debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. In January 2003, the Federal Appellate Court in San Francisco heard an appeal of the lower Court's decision and handed down in March of 2003 a decision adverse to the Partnership's position. The General Partner is currently considering requesting a rehearing of that decision. The likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

     The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states and by the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

     As of December 31, 2002, a total of 5,025 investors were record holders of Units in the Partnership.

ERISA Valuation

     In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, the General Partner estimated the value per Unit of the Partnership's assets as of September 30, 2002. The General Partner calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2003. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

     After calculating the aggregate estimated disposition proceeds, the General Partner then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2002, the value of the Partnership's assets, calculated on this basis, was approximately $.41 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

     The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

     The General Partner has sole discretion in determining the amounts of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.20 in 1994; $1.30 in 1995 and 1996; and $1.40 in 1997, 1998
and 1999. The reinvestment period ended December 31, 1999.

     A single distribution was paid from 2001 operations. The distribution was paid in January 2002 and the rate was $0.125 per Unit.

     A single distribution was paid from 2002 operations. The distribution was paid in January 2003 and the rate was $0.225 per Unit.

     The following table presents summarized information regarding distributions to Limited Partners:

                                                    2002            2001             2000            1999             1998
                                                    ----            ----             ----            ----             ----
Distributions of net income                            $ 0.125         $ 0.020         $ 0.380          $ 0.970         $ 0.270
Return of investment                                         -           0.160           1.030            0.430           1.130
                                               ---------------- --------------- --------------- ---------------- ---------------
Distributions per unit                                   0.125           0.178           1.410            1.400           1.400
Differences due to timing of distributions               0.100          (0.053)         (0.010)               -               -
                                               ---------------- --------------- --------------- ---------------- ---------------
Nominal distribution rates from above                  $ 0.225         $ 0.125         $ 1.400          $ 1.400         $ 1.400
                                               ================ =============== =============== ================ ===============

     Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Partnership for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                    2002            2001             2000            1999             1998
                                                    ----            ----             ----            ----             ----
Gross revenues                                     $ 1,512,548     $ 1,409,881     $ 5,062,973     $ 10,214,752      $6,020,470
Net income                                         $ 1,243,506       $ 117,046     $ 2,882,463      $ 7,306,605      $2,012,558
Weighted average Units outstanding                  $7,487,350      $7,487,350      $7,487,350       $7,487,350      $7,487,350
Net income per Unit, based on
   weighted average Units outstanding                  $ 0.164         $ 0.020         $ 0.380          $ 0.970         $ 0.270
Distributions per Unit, based on
   weighted average Units outstanding                  $ 0.125         $ 0.178         $ 1.408          $ 1.400         $ 1.400
Total Assets                                       $ 3,992,965     $ 4,058,009     $ 5,999,906     $ 15,513,393     $21,203,969
Non-recourse Debt                                          $ -       $ 294,396       $ 809,407      $ 2,589,417    $ 4,634,713
Total Partners' Capital                            $ 3,868,147     $ 3,560,578     $ 4,774,714     $ 12,433,119     $15,610,700

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

     The Partnership's public offering provided for a total maximum capitalization of $75,000,000. At the time the offering was completed on February 3, 1993, the Partnership had received and accepted subscriptions for a total of 7,500,000 Units ($75,000,000).

     The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

     As of December 31, 2002, cash balances consisted of working capital and amounts reserved for distributions in 2003.

     The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months.

     During  the  term  of  the   Partnership,   the  Partnership  had  borrowed
approximately $38,342,000, all of which has been repaid as of December 31, 2002.

     The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1992. See Items 5 and 6 for additional information regarding distributions.

     If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

Cash Flows

     In 2002, the Partnership's three main sources of cash were proceeds from sales of lease assets and rents from direct financing and operating leases. Cash flows from operations decreased from $2,528,949 in 2001 to $968,213 in 2002, a decrease of $1,560,736. Operating lease revenues decreased from $631,215 in 2001 to $506,774 in 2002, a decrease of $124,441. Direct finance lease revenues, the primary source of cash flows from operations, increased from $724,303 in 2001 to $835,717 in 2002, an increase of $111,414.

     In 2002 and 2001, the Partnership's sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases. Proceeds from sales of lease assets increased from $189,474 in 2001 to $1,122,479 in 2002, an increase of $933,005.

     In 2002 and 2001, there were no sources of cash from financing activities. Cash was used to repay non-recourse debt and to make distributions to the limited partners.

Results of Operations

     Based on the lease assets owned and lease contracts in place at December 31, 2002, operating lease rents are expected to decrease by approximately $105,000 in 2003 compared to 2002. This assumes that all of the equipment on maturing leases will be sold, that is, none will be re-leased to the current lessees, none of the current leases will be extended and none will be leased to new lessees. Lease rents are expected to decline significantly as leases mature and the underlying assets are either sold or re-leased at lower lease rates.

     Total revenues increased from $1,409,881 in 2001 to $1,512,548 in 2002, an increase of $102,667. The increase was due primarily to increased sales of lease assets and increased direct financing lease rents. The sales resulted in gains of $139,653 in 2002 compared to $26,545 in 2001. Gains on asset sales are not expected to be consistent from one year to another. Lease revenues are expected to decline as the underlying assets are sold at the maturity of their related leases.

     Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased from $608,285 in 2001 to $410,957 in 2002 as a result of the sales of operating lease assets noted above.

     During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $59,300 in 2002 and $96,500 in 2001.

     Interest expense has decreased as a result of scheduled debt payments and the resulting lowered debt balances.

     As a part of management's periodic review of the residual and carrying values of the Partnership's lease assets in 2002, management has determined that due to diminution in the size of the portfolio, amounts reserved for losses in prior years are no longer necessary. As a result, $584,871 has been included in net income in 2002 as a recovery of prior provision for losses. Management will continue to review the carrying values of the Partnership's assets, however, the amount of such assets will continue to decrease as a result of sales of assets upon lease terminations.

Internal Controls

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Critical Accounting Policies

     The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Asset Valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


Recent accounting pronouncement

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund IV, L.P.

     We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. (Partnership) as of December 31, 2002, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2003

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS


Cash and cash equivalents                                            $2,200,154

Accounts receivable, net of allowance for doubtful
   accounts of $24,383                                                  $87,269

Investments in equipment and leases                                  $1,705,542
                                                                   -------------
Total assets                                                         $3,992,965
                                                                   =============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                                       $ 66,829

Unearned lease income                                                    57,989
                                                                   -------------
Total liabilities                                                       124,818

Partners' capital:
     General Partner                                                    241,456
     Limited Partners                                                 3,626,691
                                                                   -------------
Total partners' capital                                               3,868,147
                                                                   -------------
Total liabilities and partners' capital                              $3,992,965
                                                                   =============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                     2002             2001
                                                     ----             ----
Revenues:
Leasing activities:
  Operating leases                                    $ 506,774       $ 631,215
  Direct financing leases                               835,717         724,303
  Gain on sales of assets                               139,653          26,545
Interest income                                          14,742          25,148
Other                                                    15,662           2,670
                                                ---------------- ---------------
                                                      1,512,548       1,409,881
Expenses:
Depreciation and amortization                           421,464         620,458
Recovery of loss provision                             (584,871)              -
Cost reimbursements to General Partner                  310,338         550,873
Other                                                    75,760          47,871
Interest expense                                         10,431          38,503
Professional fees                                        35,920          35,130
                                                ---------------- ---------------
                                                        269,042       1,292,835
                                                ---------------- ---------------
Net income                                          $ 1,243,506       $ 117,046
                                                ================ ===============

Net income:
     General Partner                                   $ 12,435         $ 1,170
     Limited Partners                                $1,231,071        $115,876
                                                ---------------- ---------------
                                                    $ 1,243,506       $ 117,046
                                                ================ ===============

Net income per Limited Partnership unit                 $ 0.164         $ 0.015

Weighted average number of units outstanding          7,487,350       7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                               Limited Partners     General
                                                                    Units           Amount          Partner          Total
                                                                    -----           ------          -------          -----
Balance December 31, 2000                                            7,487,350     $ 4,546,863        $ 227,851      $4,774,714
Distributions to limited partners ($0.178 per Unit)                                 (1,331,182)               -      (1,331,182)
Net income                                                                             115,876            1,170         117,046
                                                               ---------------- --------------- ---------------- ---------------
Balance December 31, 2001                                            7,487,350       3,331,557          229,021       3,560,578
Distributions to limited partners ($0.125 per Unit)                                   (935,937)               -        (935,937)
Net income                                                                           1,231,071           12,435       1,243,506
                                                               ---------------- --------------- ---------------- ---------------
Balance December 31, 2002                                            7,487,350     $ 3,626,691        $ 241,456      $3,868,147
                                                               ================ =============== ================ ===============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                   2002             2001
                                                                   ----             ----
Operating activities:
Net income                                                        $ 1,243,506       $ 117,046
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                    421,464         620,458
      Recovery of loss provision                                     (584,871)              -
     Gain on sales of assets                                         (139,653)        (26,545)
     Changes in operating assets and liabilities:
        Accounts receivable                                           105,984       2,030,740
        Bank overdrafts                                                     -        (230,243)
        Accounts payable, General Partner                             (48,454)         15,732
        Accounts payable, other                                       (42,410)         16,120
        Accrued interest payable                                       (2,123)         (3,333)
        Unearned lease income                                          14,770         (11,026)
                                                              ---------------- ---------------
Net cash provided by operating activities                             968,213       2,528,949

Investing activities:
Proceeds from sales of lease assets                                 1,122,479         189,474
Reductions in net investment in direct financing leases                70,283         341,837
                                                              ---------------- ---------------
Net cash provided by investing activities                           1,192,762         531,311

Financing activities:
Repayment of non-recourse debt                                       (294,396)       (515,011)
Distributions to limited partners                                    (935,937)     (1,331,182)
                                                              ---------------- ---------------
Net cash used in financing activities                              (1,230,333)     (1,846,193)
                                                              ---------------- ---------------
Net increase in cash and cash equivalents                             930,642       1,214,067
Cash and cash equivalents at beginning of year                      1,269,512          55,445
                                                              ---------------- ---------------
Cash and cash equivalents at end of year                           $2,200,154      $1,269,512
                                                              ================ ===============


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                $12,554         $41,836
                                                              ================ ===============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1.  Organization and Partnership matters:

     ATEL Cash Distribution Fund IV, L.P. (the Partnership) was formed under the laws of the state of California in September 1991 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States.

     Upon the sale of the minimum amount of Units of Limited Partnership Interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations.

     The General  Partner of the  Partnership  is ATEL  Financial  Services  LLC
(ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation. ATEL is a wholly owned subsidiary of ATEL Capital Group.

     The Partnership's business consists of leasing various types of equipment. As of December 31, 2002, the original terms of the leases ranged from five to nine years.

     Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (See Notes 4 and 5). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


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

Basis of presentation:

     The accompanying financial statements as of December 31, 2002 and for the two years ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Asset valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

     The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                   2002            2001
                                                   ----            ----
      Financial statement basis of net assets    $ 3,868,147      $ 3,560,578
      Tax basis of net assets                     10,848,056        9,685,669
                                              --------------- ----------------
      Difference                                 $ 6,979,909      $ 6,125,091
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

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

     The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited):

                                                    2002            2001
                                                    ----            ----
          Net income per financial statements      $1,243,506         $117,046
          Adjustment to depreciation expense          386,080          388,736
          Recovery of loss provision                 (584,871)               -
          Adjustments to revenues                   1,053,610          216,179
                                               --------------- ----------------
          Net income per federal tax return        $2,098,325         $721,961
                                               =============== ================

Credit risk:

     Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 6 for a description of lessees by industry as of December 31, 2002 and 2001.

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

Recent accounting pronouncement:

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Initial direct costs:

     The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

Accounts receivable:

     Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.


3.  Investments in equipment and leases:

     As of December 31, 2002, the Partnership's investments in equipment and leases consist of the following:

                                                                                 Depreciation
                                                                                  Expense or       Reclass-
                                                                December 31,     Amortization    ifications or    December 31,
                                                                    2001          of Leases      Dispositions         2002
                                                                    ----          ---------     --------------        ----
Net investment in operating leases                                 $ 1,835,915      $ (410,957)      $ (949,050)       $475,908
Net investment in direct financing leases                            1,325,813         (70,283)         (33,776)      1,221,754
Reserve for losses and impairments                                    (584,871)        584,871                -               -
Initial direct costs, net of accumulated amortization of
   $107,405 in 2002 and $111,629 in 2001                                18,387         (10,507)               -           7,880
                                                               ---------------- --------------- ---------------- ---------------
                                                                   $ 2,595,244        $ 93,124       $ (982,826)     $1,705,542
                                                               ================ =============== ================ ===============

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclass-
                                December 31,                     ifications or    December 31,
                                    2001          Additions      Dispositions         2002
                                    ----          ---------     --------------        ----
Transportation                     $ 2,810,685             $ -       $ (955,766)     $1,854,919
Manufacturing                          457,670               -                -         457,670
Materials handling                     318,012               -          (26,093)        291,919
Construction                         1,756,195               -       (1,519,738)        236,457
                               ---------------- --------------- ---------------- ---------------
                                     5,342,562               -       (2,501,597)      2,840,965
Less accumulated depreciation       (3,506,647)       (410,957)       1,552,547      (2,365,057)
                               ---------------- --------------- ---------------- ---------------
                                   $ 1,835,915      $ (410,957)      $ (949,050)      $ 475,908
                               ================ =============== ================ ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases (continued):

Direct financing leases:

     As of December 31, 2002, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2002:

Total minimum lease payments receivable                         $1,501,199
Estimated residual values of leased equipment (unguaranteed)       902,450
                                                              -------------
Investment in direct financing leases                            2,403,649
Less unearned income                                            (1,181,895)
                                                              -------------
Net investment in direct financing leases                       $1,221,754
                                                              =============

     At December 31, 2002, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                           Direct
         Year ending      Operating       Financing
        December 31,       Leases          Leases           Total
        ------------       ------          ------           -----
                  2003       $ 401,899       $ 906,000     $ 1,307,899
                  2004               -         595,199         595,199
                       ---------------- --------------- ---------------
                             $ 401,899     $ 1,501,199     $ 1,903,098
                       ================ =============== ===============

Reserves for losses and impairments and allowance for doubtful accounts:

     Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                              Reserve for    Allowance for
                                              losses and        doubtful
                                              impairments       accounts
          Balance, December 31, 2000              $ 584,871        $ 67,211
          Reduction of allowance                          -         (42,828)
                                            ---------------- ---------------
          Balance, December 31, 2001                584,871          24,383
          Recovery of provision for losses         (584,871)              -
                                            ---------------- ---------------
          Balance, December 31, 2002                    $ -        $ 24,383
                                            ================ ===============

     As a part of management's periodic review of the residual and carrying values of the Partnership's lease assets in 2002, management has determined that due to diminution in the size of the portfolio, amounts reserved for losses in prior years are no longer necessary. As a result, $584,871 has been included in net income in 2002 as a recovery of prior provision for losses. Management will continue to review the carrying values of the Partnership's assets, however, the amount of such assets will continue to decrease as a result of sales of assets upon lease terminations.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


4.  Related party transactions:

     The terms of the Limited Partnership Agreement provide that the General Partner and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

     The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by ATEL Financial Services LLC.

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

     The General Partner and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement. During 2002 and 2001, cost reimbursements to the General Partner were $310,338 and $550,873, respectively.

     During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $59,300 in 2002 and $96,500 in 2001.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


5.  Partners' capital:

     As of December 31, 2002, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

     As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

     As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

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


6.  Concentration of credit risk and major customers:

     The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

     There were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows at December 31:

                                            2002             2001
                                            ----             ----
          Transportation                     49%             46%
          Miscellaneous manufacturing        47%             32%
          Construction                        *              19%

          * Less than 10%.

     During 2002, three customers comprised 39%, 24% and 15%, respectively, of the Partnership's revenues from leases. During 2001, four customers comprised 30%, 26%, 15% and 13%, respectively, of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


7.  Fair value of financial instruments:

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

None.


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

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash                   Chairman of the Board of Directors of ACG, AFS,
                                   ALC, AEC, AIS and ASC; President and Chief
                                   Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi             Director, Executive Vice President, Chief
                                   Operating Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter            Vice President and Controller of ACG, AFS, ALC,
                                   AEC and AIS; Chief Financial Officer of ASC

Vasco H. Morais                Senior Vice President, Secretary and General
                                   Counsel for ACG, AFS, ALC, AIS and AEC

     Dean L. Cash, age 52, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from th

     Donald E. Carpenter, age 54, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

     The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2002 and 2001 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 4 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

     As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partner or its Affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 4 to the financial statements included at Item 8 of this report for amounts paid.

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

     See Note 4 to the financial statements included at Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

     Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 2002 and 2001.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

     At December 31, 2002, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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
                                   Name and Address of          Amount and Nature of                         Percent
        Title of Class              Beneficial Owner            Beneficial Ownership                         of Class

Limited Partnership Units      A. J. Batt                       Initial Limited Partner Uunits              0.0003%
                             600 California Street, 6th Floor   25 Units ($250)
                                 San Francisco, CA 94108                (owned by wife)

Limited Partnership Units       Dean Cash                       Initial Limited Partner Units               0.0003%
                             600 California Street, 6th Floor   25 Units ($250)
                                 San Francisco, CA 94108             (owned by wife)

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements, Note 4 - Related party transactions," and Note 5 - Partners' Capital and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

       (a)Financial Statements and Schedules

       1. Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors
          Balance Sheet at December 31, 2002
          Statements of Income for the years ended December 31, 2002 and 2001 Statements of Changes in Partners' Capital for the years ended December 31, 2002 and 2001 Statements of Cash Flows for the years ended December 31, 2002 and 2001 Notes to Financial Statements

       2. Financial Statement Schedules
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)Reports on Form 8-K for the fourth quarter of 2002 None.

       (c)Exhibits
          (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1992 (File No. 33-43157).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date: 3/26/03

                                    ATEL Cash Distribution Fund IV, L.P.
                                (Registrant)


           By: ATEL Financial Services, LLC,
               General Partner of Registrant



                           By:  /s/ Dean Cash
                               ------------------------------------------------
                               Dean Cash,
                               President and Chief Executive Officer of
                               ATEL Financial Services, LLC (General
                               Partner)




                           By: /s/ Paritosh K. Choksi
                               ------------------------------------------------
                               Paritosh K. Choksi
                               Executive Vice President of ATEL
                               Financial Services LLC, (General Partner)





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

          SIGNATURE                              CAPACITIES                        DATE



 /s/ Dean Cash                 President, Chairman and Chief Executive Officer   3/26/03
------------------------------- of ATEL Financial Services, LLC
Dean Cash




/s/ Paritosh K. Choksi         Executive Vice President and director of ATEL     3/26/03
------------------------------  Financial Services, LLC, principal financial
Paritosh K. Choksi              officer of registrant; principal financial
                                officer and director of ATEL Financial
                                Services, LLC




/s/ Donald E. Carpenter        Principal accounting officer of registrant;       3/26/03
------------------------------- principal accounting officer of ATEL
Donald E. Carpenter             Financial Services, LLC

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-KSB of ATEL Cash Distribution Fund IV, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:           3/26/03

/s/ Paritosh K. Choksi
---------------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-KSB of ATEL Cash Distribution Fund IV, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:           3/26/03

 /s/ Dean Cash
---------------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10KSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:           3/26/03



 /s/ Dean Cash
-----------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10KSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:           3/26/03



/s/ Paritosh K. Choksi
-----------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant