Form 10QSB
period 2003-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2003-05-15
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934.
                For the quarterly period ended March 31, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of March 31, 2003 was 7,487,350

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2003
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                             $ 719,599

Accounts receivable, net of allowance for doubtful
   accounts of $4,383                                                   135,762

Investments in leases                                                 1,574,889
                                                                ----------------
Total assets                                                        $ 2,430,250
                                                                ================


                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                                                       $ 63,935
Unearned operating lease income                                          32,732
                                                                ----------------
Total liabilities                                                        96,667

Partners' capital:
     General Partner                                                    242,985
     Limited Partners                                                 2,090,598
                                                                ----------------
Total partners' capital                                               2,333,583
                                                                ----------------
Total liabilities and partners' capital                             $ 2,430,250
                                                                ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                    2003             2002
                                                    ----             ----
Revenues:
Leasing activities:
   Operating leases                                  $ 111,293        $ 137,862
   Direct financing leases                             196,206          202,773
   Gain on sale of assets                               30,119            7,394
Interest                                                 2,850            4,261
Other                                                       42               37
                                              ----------------- ----------------
                                                       340,510          352,327
                                              ----------------- ----------------
Expenses:
Cost reimbursements to General Partner                  93,982           51,750
Depreciation and amortization                           78,835          124,558
Recovery of loss provision                             (20,000)               -
Professional fees                                       18,063           11,135
Other                                                   16,690           24,588
Interest                                                     -            5,714
                                              ----------------- ----------------
                                                       187,570          217,745
                                              ----------------- ----------------
Net income                                           $ 152,940        $ 134,582
                                              ================= ================

Net income
     General Partner                                   $ 1,529          $ 1,346
     Limited Partners                                  151,411          133,236
                                              ----------------- ----------------
                                                     $ 152,940        $ 134,582
                                              ================= ================
Net income per Limited Partnership unit                 $ 0.02           $ 0.02
Weighted average number of units outstanding         7,487,350        7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2003
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units             Amount          Partner            Total
                                       -----             ------          -------            -----
Balance December 31, 2002                7,487,350       $3,626,691          $241,456      $ 3,868,147
Distributions to limited partners                -       (1,687,504)                -       (1,687,504)
Net income                                       -          151,411             1,529          152,940
                                  -----------------  --------------- ----------------- ----------------
Balance March 31, 2003                   7,487,350       $2,090,598         $ 242,985      $ 2,333,583
                                  =================  =============== ================= ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Operating activities:                                    2003             2002
                                                         ----             ----
Net income                                                $ 152,940        $ 134,582
Adjustments to reconcile net income to net cash
   provided by operations:
   Recovery of loss provision                               (20,000)               -
   Depreciation and amortization                             78,835          124,558
   Gain on sale of asset                                    (30,119)          (7,394)
   Changes in operating assets and liabilities:
     Accounts receivable                                    (28,493)          (7,728)
     Accounts payable, General Partner                            -          (48,454)
     Accounts payable, other                                 (2,894)          (4,274)
     Accrued interest payable                                     -             (328)
     Unearned operating lease income                        (25,257)          (2,015)
                                                   ----------------- ----------------
Net cash from operations                                    125,012          188,947
                                                   ----------------- ----------------

Investing activities:
Reduction in investment in direct financing leases           30,014           23,727
Proceeds from sales of lease assets                          51,923          369,137
                                                   ----------------- ----------------
Net cash provided by investing activities                    81,937          392,864
                                                   ----------------- ----------------

Financing activities:
Distributions to limited partners                        (1,687,504)        (935,936)
Repayment of non-recourse debt                                    -          (45,471)
                                                   ----------------- ----------------
Net cash used in financing activities                    (1,687,504)        (981,407)
                                                   ----------------- ----------------

Net decrease in cash and cash equivalents                (1,480,555)        (399,596)
Cash and cash equivalents at beginning of period          2,200,154        1,269,512
                                                   ----------------- ----------------
Cash and cash equivalents at end of period                $ 719,599        $ 869,916
                                                   ================= ================

Supplemental disclosures of cash flow information:
Cash paid during period for interest                       $ 16,690          $ 6,042
                                                   ================= ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

ATEL Financial Services, LLC, an affiliated entity, acts as the General Partner of the Partnership.

The Partnership is in the final stage of its liquidation and is making distributions on an annual basis.


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense and       Reclassi-
                                          December 31,        Amortization    fications and       March 31,
                                                2002           of Leases       Dispositions         2003
                                                ----           ---------     - -------------        ----
Net investment in direct financing leases      $ 1,221,754        $ (30,014)         $ (6,478)     $ 1,185,262
Net investment in operating leases                 475,908          (76,208)          (15,326)         384,374
Initial direct costs, net of accumulated
   amortization of $110,031 in 2003 and
    $107,405 in 2002                                 7,880           (2,627)                -            5,253
                                          -----------------  --------------- ----------------- ----------------
                                               $ 1,705,542        $(108,849)        $ (21,804)     $ 1,574,889
                                          =================  =============== ================= ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)

3. Investment in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property subject to operating leases by major classifications as of December 31, 2002, acquisitions and dispositions during the quarter ended March 31, 2003 and as of March 31, 2003.

                                                                    Reclassi-
                                  December 31,    Depreciation    fications and       March 31,
                                    2002            Expense        Dispositions         2003
                                    ----            -------      - -------------        ----
Transportation                     $ 1,854,919              $ -         $ (90,876)     $ 1,764,043
Manufacturing                          457,670                -                 -          457,670
Materials handling                     291,919                -                 -          291,919
Construction                           236,457                -                 -          236,457
                              -----------------  --------------- ----------------- ----------------
                                     2,840,965                            (90,876)       2,750,089
Less accumulated depreciation       (2,365,057)         (76,208)           75,550       (2,365,715)
                              -----------------  --------------- ----------------- ----------------
                                     $ 475,908        $ (76,208)        $ (15,326)       $ 384,374
                              =================  =============== ================= ================

All of the property on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At March 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                        Operating     Direct Financing
                                          Leases           Leases            Total
 Nine months ending December 31, 2003      $ 304,844         $ 676,980        $ 981,824
        Year ending December 31, 2004              -           592,399          592,399
                                      --------------- ----------------- ----------------
                                           $ 304,844       $ 1,269,379      $ 1,574,223
                                      =============== ================= ================

Direct financing leases:

As of March 31, 2003, investment in direct financing leases consists of materials handling equipment and rail cars. The following lists the components of the Company's investment in direct financing leases as of March 31, 2003:

Total minimum lease payments receivable                            $ 1,269,379
Estimated residual values of leased equipment (unguaranteed)           895,971
                                                              -----------------
Investment in direct financing leases                                2,165,350
Less unearned income                                                  (980,088)
                                                              -----------------
Net investment in direct financing leases                          $ 1,185,262
                                                              =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


4.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement. Cost reimbursement to the General Partner were $93,982 and $51,750 in the three months ended March 31, 2003 and 2002, respectively.

During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $8,976 in each of the three months ended March 31, 2003 and 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During 2003 and 2002, the Partnership's primary source of liquidity was rents from direct financing and operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in selling the equipment as it comes off lease.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

Through March 31, 2003, the Partnership had borrowed approximately $38,342,000 all of which has been repaid.

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

Cash Flows

In the first quarters of 2003 and 2002, the primary sources of cash from operations were rents from direct financing and operating leases. Direct finance lease rents decreased from $202,773 in 2002 to $196,206 in 2003, a decrease of $6,567. Cash from operating leases decreased by $26,569 from 2002 to 2003. This decrease was a result of sales of direct finance and operating lease assets over the prior year.

Sources of cash from investing activities in the first quarters of 2003 and 2002 consisted of the proceeds of the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $23,727 in the first quarter of 2002 to $30,014 for the same period in 2003.

In the first quarter of 2003 and 2002, there were no financing sources of cash flows. Repayments of non-recourse debt have decreased as a result of the scheduled debt payments, all debt had been repaid as of December 31, 2002. The Partnership is in the final stage of its liquidation and is making distributions on an annual basis. The distributions are being paid out each January based on the cash flows generated in the previous year. Distributions are no longer expected to be consistent from one year to another as the cash flows generated in future periods will be dependent on asset sales and other factors which are not expected to be consistent from one period to another.

Results of Operations

Operations in the first quarter of 2003 resulted in a net income of $152,940 compared to net income of $134,582 in 2002. Although revenues declined by $11,816, this decrease was off set by overall decreases in expenses in 2003 compared to 2002. Most significant was the decline in depreciation and amortization expenses.

Gains on sales from lease assets increased from $7,394 in 2002 to $30,119 in 2003. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts.

Depreciation expense has decreased from $121,931 in 2002 to $76,208 in 2003 as a result of operating lease asset sales over the last year.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership has managed its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases were assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. As of March 31, 2003, the Partnership had no indebtedness to lenders.

Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the General Partner concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

On December 31, 1997, Quaker Coal Company (the "Debtor"), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the Debtor through June 1998 and, as a result, the General Partner declared the lease in default. Subsequently, the Debtor cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the Debtor for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the Debtor filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I, Item 1 of this report.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)   Documents filed as a part of this report

   1.     Financial Statements

          Included in Part I of this report:

          Balance Sheet, March 31, 2003.

          Income Statements for the three month periods ended March 31, 2003 and 2002.

          Statement of Changes in Partners' Capital for the three months ended March 31, 2003.

          Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

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


Date:
May 13, 2003

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



Date:
May 13, 2003

/s/ Paritosh K. Choksi
------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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


Date:
May 13, 2003


/s/ Dean L. Cash
------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 13, 2003


/s/ Dean L. Cash
---------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 13, 2003


/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant