Form 10QSB
period 2003-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2003-08-14
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of
                1934. For the quarterly period ended June
                30, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of June 30, 2003 was 7,487,350

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 June 30, 2003
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                             $ 960,642

Accounts receivable, net of allowance for doubtful accounts of $383     103,653

Investments in leases                                                 1,445,355
                                                                   -------------
Total assets                                                        $ 2,509,650
                                                                   =============


                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                                                       $ 63,097
                                                                   -------------
Total liabilities                                                        63,097

Partners' capital:
     General Partner                                                    244,115
     Limited Partners                                                 2,202,438
                                                                   -------------
Total partners' capital                                               2,446,553
                                                                   -------------
Total liabilities and partners' capital                             $ 2,509,650
                                                                   =============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                       Six Months                        Three Months
                                                     Ended June 30,                     Ended June 30,
                                                     --------------                     --------------
                                                 2003              2002             2003             2002
                                                 ----              ----             ----             ----
Revenues:
Leasing activities:
   Direct financing leases                        $ 384,448         $ 425,427        $ 188,242        $ 222,654
   Operating leases                                 238,719           303,151          127,426          165,289
  Gain on sale of assets                             58,572            10,131           28,453            2,737
Interest                                              4,793             6,953            1,943            2,692
Other                                                   123               293               81              256
                                            ---------------- ----------------- ---------------- ----------------
                                                    686,655           745,955          346,145          393,628
                                            ---------------- ----------------- ---------------- ----------------
Expenses:
Cost reimbursements to General Partner              221,833           135,666          127,851           83,916
Depreciation and amortization                       152,747           243,024           73,912          118,466
Professional fees                                    32,020            29,640           13,957           18,505
Recovery of provision for doubtful accounts         (24,000)                -           (4,000)               -
Interest                                                  -            10,431                -            4,717
Other                                                38,145            54,996           21,455           30,408
                                            ---------------- ----------------- ---------------- ----------------
                                                    420,745           473,757          233,175          256,012
                                            ---------------- ----------------- ---------------- ----------------
Net income                                        $ 265,910         $ 272,198        $ 112,970        $ 137,616
                                            ================ ================= ================ ================

Net income
     General Partner                                $ 2,659           $ 2,722          $ 1,130          $ 1,376
     Limited Partners                               263,251           269,476          111,840          136,240
                                            ---------------- ----------------- ---------------- ----------------
                                                  $ 265,910         $ 272,198        $ 112,970        $ 137,616
                                            ================ ================= ================ ================
Net income per Limited Partnership unit               $0.04             $0.04            $0.01            $0.02
Weighted average number of units outstanding      7,487,350         7,487,350        7,487,350        7,487,350


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                 June 30, 2003
                                   (Unaudited)

                                                  Limited Partners      General
                                      Units            Amount           Partner           Total
Balance December 31, 2002              7,487,350        $3,626,691         $241,456      $ 3,868,147
Distributions to limited partners              -        (1,687,504)               -       (1,687,504)
Net income                                     -           263,251            2,659          265,910
                                 ---------------- ----------------- ---------------- ----------------
Balance June 30, 2003                  7,487,350        $2,202,438        $ 244,115      $ 2,446,553
                                 ================ ================= ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     SIX MONTH AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
Operating activities:                                   2003              2002             2003             2002
                                                        ----              ----             ----             ----
Net income                                               $ 265,910         $ 272,198        $ 112,970        $ 137,616
Adjustments to reconcile net income to
  net cash provided by operations:
   Recovery of loss provision                              (24,000)                -           (4,000)               -
   Depreciation and amortization                           152,747           243,024           73,912          118,466
   Gain on sale of asset                                   (58,572)          (10,131)         (28,453)          (2,737)
   Changes in operating assets and liabilities:
     Accounts receivable                                     7,616            61,995           36,109           69,723
     Accounts payable, General Partner                           -           (48,454)               -                -
     Accounts payable, other                                (3,732)           (4,432)            (838)            (158)
     Accrued interest payable                                    -              (663)               -             (335)
     Unearned operating lease income                       (57,989)          (43,219)         (32,732)         (41,204)
                                                   ---------------- ----------------- ---------------- ----------------
Net cash from operations                                   281,980           470,318          156,968          281,371
                                                   ---------------- ----------------- ---------------- ----------------

Investing activities:
Reduction in investment in direct financing leases          67,433            27,573           37,419            3,846
Proceeds from sales of lease assets                         98,579           401,040           46,656           31,903
                                                   ---------------- ----------------- ---------------- ----------------
Net cash provided by investing activities                  166,012           428,613           84,075           35,749
                                                   ---------------- ----------------- ---------------- ----------------

Financing activities:
Distributions to limited partners                       (1,687,504)         (935,936)               -                -
Repayment of non-recourse debt                                   -           (91,933)               -          (46,462)
                                                   ---------------- ----------------- ---------------- ----------------
Net cash used in financing activities                   (1,687,504)       (1,027,869)               -          (46,462)
                                                   ---------------- ----------------- ---------------- ----------------

Net increase (decrease) in cash and                     (1,239,512)         (128,938)         241,043          270,658
 cash equivalents
Cash and cash equivalents at                             2,200,154         1,269,512          719,599          869,916
 beginning of period
                                                   ---------------- ----------------- ---------------- ----------------
Cash and cash equivalents at end of
 period                                                  $ 960,642        $1,140,574        $ 960,642      $ 1,140,574
                                                   ================ ================= ================ ================

Supplemental disclosures of cash flow
  information:
Cash paid during period for interest                           $ -          $ 11,094              $ -          $ 5,052
                                                   ================ ================= ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2003
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                                             Expense and        Reclassi-
                                          December 31,       Amortization     fications and       June 30,
                                               2002           of Leases       Dispositions         2003
                                               ----           ---------      --------------        ----
Net investment in direct financing leases     $ 1,221,754         $ (67,433)        $ (6,478)     $ 1,147,843
Net investment in operating leases                475,908          (147,494)         (44,529)         283,885
Assets held for sale or lease                           -                 -           11,000           11,000
Initial direct costs, net of accumulated
   amortization of $102,441 in 2003 and
    $107,405 in 2002                                7,880            (5,253)               -            2,627
                                          ---------------- ----------------- ---------------- ----------------
                                              $ 1,705,542        $ (220,180)       $ (40,007)     $ 1,445,355
                                          ================ ================= ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2003
                                   (Unaudited)

3. Investment in leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property subject to operating leases by major classifications as of December 31, 2002, acquisitions and dispositions during the quarters ended March 31, 2003 and June 30, 2003.

                                                                       Reclassifications &
                                 December 31,                     Dispositions        June 30,
                                   2002          1st Quarter       2nd Quarter         2003
                                   ----          -----------       -----------         ----
Transportation                    $ 1,854,919         $ (90,876)       $ (98,207)     $ 1,665,836
Manufacturing                         457,670                 -                -          457,670
Materials handling                    291,919                 -         (256,000)          35,919
Construction                          236,457                 -         (236,457)               -
                              ---------------- ----------------- ---------------- ----------------
                                    2,840,965           (90,876)        (590,664)       2,159,425
Less accumulated depreciation      (2,365,057)             (658)         490,175       (1,875,540)
                              ---------------- ----------------- ---------------- ----------------
                                    $ 475,908         $ (91,534)      $ (100,489)       $ 283,885
                              ================ ================= ================ ================

All of the property on operating leases was acquired during 1992 through 1996.

Direct financing leases:

As of June 30, 2003, investment in direct financing leases consists of materials handling equipment and rail cars. The following lists the components of the Company's investment in direct financing leases as of June 30, 2003:

Total minimum lease payments receivable                             $ 1,043,719
Estimated residual values of leased equipment (unguaranteed)            895,971
                                                                ----------------
Investment in direct financing leases                                 1,939,690
Less unearned income                                                   (791,847)
                                                                ----------------
Net investment in direct financing leases                           $ 1,147,843
                                                                ================

At June 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                       Operating      Direct Financing
                                        Leases            Leases            Total
Six months ending December 31, 2003       $ 155,467         $ 451,320        $ 606,787
Year ending December 31, 2004                31,740           592,399          624,139
                                    ---------------- ----------------- ----------------
                                          $ 187,207        $1,043,719      $ 1,230,926
                                    ================ ================= ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2003
                                   (Unaudited)


4.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The General Partner and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement. Cost reimbursement to the General Partner were $221,833 and $135,666 in the six months ended June 30, 2003 and 2002, respectively. These reimbursements totaled $127,851 and $83,916 in the three months ended June 30, 2003 and 2002.

During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $42,063 and $52,446 for the six months ended June 30, 2003 and 2002, respectively. These same fees would have totaled $33,087 and $43,470 for the three months ended June 30, 2003 and 2002, respectively.

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

Through June 30, 2003, the Partnership had borrowed approximately $38,342,000 all of which has been repaid.

No commitments of capital have been made or are expected to be made.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

Cash Flows

For the six month periods ended June 30, 2003 and 2002, the primary sources of cash from operations were rents from direct financing and operating leases. Direct finance lease rents decreased from $425,427 in 2002 to $384,448 in 2003, a decrease of $40,979 for the six month period and from $222,654 in 2002 to $188,242 in 2003, a decrease of $34,412 for the three month period. Cash from operating leases decreased by $64,432 from 2002 to 2003 for the six month period and by $37,863 for the three month period. These decreases were a result of sales of direct finance and operating lease assets over the prior year.

Sources of cash from investing activities in 2003 and 2002 consisted of the proceeds of the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $27,573 in the first six months of 2002 to $67,433 for the same period in 2003 and from $3,846 to $37,419 for the three month periods.

In 2003 and 2002, there were no financing sources of cash flows. Repayments of non-recourse debt have decreased as a result of the scheduled debt payments, all debt had been repaid as of December 31, 2002. The Partnership is in the final stage of its liquidation and is making distributions on an annual basis. The distributions are being paid out each January based on the cash flows generated in the previous year. Distributions are no longer expected to be consistent from one year to another as the cash flows generated in future periods will be dependent on asset sales and other factors which are not expected to be consistent from one period to another.

Results of Operations

Operations for the six month period ended June 30, 2003 resulted in a net income of $265,910 compared to net income of $272,198 for the same period in 2002. The three month period ended June 30, 2003 resulted in a decrease of $24,646 from the comparable period in 2002. Although revenues declined by $59,300 for the six month period, this decrease was offset by overall decreases in expenses of $53,012 in 2003 compared to 2002. For the three month periods ended June 30, 2003 and 2002, revenues decreased from $393,628 in 2002 to $346,145 in 2003, a decrease of $47,483. As with the six month periods, expenses decreased compared to 2002, from $217,745 in 2002 to $187,570 in 2003, a decrease of $30,175.

Most significant was the decline in depreciation and amortization expenses, which decreased from $243,024 in 2002 to $152,747 in 2003 for the six month periods and from $118,466 to $73,912 in the three month period as a result of operating lease asset sales over the last year.

Gains on sales from lease assets for the six month period increased from $10,131 in 2002 to $58,572 in 2003 and from $2,737 to $28,453 for the three month periods. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts, with no additions to operating lease assets.

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

In general, the Partnership has managed its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases were assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. As of June 30, 2003, the Partnership had no indebtedness to lenders.


Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

This matter involves litigation over the enforceability of a liquidated damages clause in a lease, and a combined claim of the Partnership and some affiliates of the Partnership, of approximately $4,000,000. The General Partner has brought a suit in San Francisco Superior Court on behalf the Partnership. The suit was removed to Federal District Court in San Francisco. The lessee, Quaker Coal Company, leases mining equipment from the above-referenced Funds. On December 31, 1997, the lessee requested a forbearance and relief on lease payments for a period of three months. By May 1998, the lessee was past due for five months.

On or about May 12, 1998, the General Partner declared the lessee to be in default of the lease and demanded the acceleration of all lease receivables, or alternatively, a modification of the lease obligation. On or about June 1998, the Lessee made itself current on substantially all outstanding amounts. The Partnership filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court").

On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded in securing the return of its equipment, which equipment has been since liquidated.

The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The Partnership believed the Court's decision is erroneous as a matter law, and filed an appeal of the decision in the U.S. District Court of Appeals.

The lessee filed a plan of reorganization in the Bankruptcy Court, which plan was objected to by several large creditors, including the Partnership. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the debtor's exclusivity period, competing plans were filed by other creditors, and voting on the competing plans occurred October 8, 2001. The results of the vote were that American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership was assigned to a liquidating trustee for resolution and satisfaction of creditors' claims against the debtor's estate.

In January 2002, the General Partner attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve had been set aside by the debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. In January 2003, the Federal Appellate Court in San Francisco heard an appeal of the lower Court's decision. The appellate decision, handed down in March of 2003, was adverse to Partnership's position. Currently, the Partnership is not expected to recover any amounts above the payment of the lease rent and the proceeds of the liquidation of the equipment already received.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a) Documents filed as a part of this report

     1. Financial Statements

        Included in Part I of this report:

          Balance Sheet, June 30, 2003.

          Income Statements for the six and three month periods ended June 30, 2003 and 2002.

          Statement of Changes in Partners' Capital for the six months ended June 30, 2003.

          Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002.

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



Date:
August 12, 2003

/s/ Paritosh K. Choksi
-----------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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


Date:
August 12, 2003


/s/ Dean L. Cash
--------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 12, 2003


/s/ Dean L. Cash
--------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 12, 2003


/s/ Paritosh K. Choksi
----------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
August 12, 2003

          ATEL CASH DISTRIBUTION FUND IV, L.P.
            (Registrant)



    By:       ATEL Financial Corporation
              General Partner of Registrant




    By:       /s/ Dean L. Cash
              ---------------------------------------------
              Dean L. Cash
              President and Chief Executive Officer
              of General Partner




    By:       /s/ Paritosh K. Choksi
              ---------------------------------------------
              Paritosh K. Choksi
              Principal Financial Officer
              of Registrant




    By:       /s/ Donald E.  Carpenter
              ---------------------------------------------
              Donald E. Carpenter
              Principal Accounting
              Officer of Registrant