Form 10QSB
period 2003-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2003-11-14
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003

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

The number of Limited Partnership Units outstanding as of September 30, 2003 was 7,487,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                          $1,099,567

Accounts receivable, net of allowance for doubtful
   accounts of $383                                                   201,026

Investment in leases                                                1,323,844
                                                             -----------------
                                                                      $2,624,437
                                                             =================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                                     $ 63,935
                                                             -----------------
Total liabilities                                                      63,935

Partners' capital:
     General Partner                                                  245,255
     Limited Partners                                               2,315,247
                                                             -----------------
Total partners' capital                                             2,560,502
                                                             -----------------
                                                                      $2,624,437
                                                             =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                       Nine Months Ended                   Three Months Ended
                                                          September 30,                        September 30,
Revenues:                                            2003              2002              2003               2002
                                                     ----              ----              ----               ----
Lease revenues:
   Direct financing                                   $ 562,847         $ 632,939          $ 178,399         $ 207,512
   Operating                                            331,117           375,883             92,398            72,732
   Gain on sales of assets                               69,404           138,108             10,832           127,977
Interest income                                           6,889             9,489              2,096             2,536
Other                                                     1,047            11,903                924            11,610
                                               ----------------- ----------------- ------------------ -----------------
                                                        971,304         1,168,322            284,649           422,367
Expenses:
Cost reimbursements to General Partner                  282,792           232,221             60,959            96,555
Depreciation and amortization                           218,425           339,619             65,678            96,595
Professional fees                                        43,926            30,676             11,906             1,036
Recovery of provision for doubtful accounts             (24,000)                -                  -                 -
Interest                                                      -            10,431                  -                 -
Other                                                    70,302            72,920             32,157            17,924
                                               ----------------- ----------------- ------------------ -----------------
                                                        591,445           685,867            170,700           212,110
                                               ----------------- ----------------- ------------------ -----------------
Net income                                            $ 379,859         $ 482,455          $ 113,949         $ 210,257
                                               ================= ================= ================== =================
Net income:
     General Partner                                    $ 3,799           $ 4,825            $ 1,140           $ 2,103
     Limited Partners                                   376,060           477,630            112,809           208,154
                                               ----------------- ----------------- ------------------ -----------------
                                                      $ 379,859         $ 482,455          $ 113,949         $ 210,257
                                               ================= ================= ================== =================
Net income per Limited Partnership unit                   $0.05             $0.06              $0.02             $0.03
Weighted average number of units outstanding          7,487,350         7,487,350          7,487,350         7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   AND FOR THE
                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                                     Limited Partners        General
                                         Units             Amount            Partner            Total

Balance December 31,2001                  7,487,350       $ 3,331,557           $ 229,021       $3,560,578

Distributions to Limited Partners                            (935,937)                  -         (935,937)
Net Income                                                  1,231,071              12,435        1,243,506
                                    ----------------- ----------------- ------------------ -----------------

Balance December 31, 2002                 7,487,350         3,626,691            241,456         3,868,147

Distributions to Limited Partners                           (1,687,504)                 -        (1,687,504)
Net income                                                     376,060              3,799           379,859
                                    ----------------- ----------------- ------------------ -----------------
Balance September 30, 2003                 7,487,350       $ 2,315,247          $ 245,255        $2,560,502
                                    ================= ================= ================== =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                         Nine Months Ended                   Three Months Ended
                                                            September 30,                        September 30,
                                                            -------------                        -------------
                                                       2003              2002              2003               2002
                                                       ----              ----              ----               ----
Operating activities:
Net income                                              $ 379,859         $ 482,455          $ 113,949         $ 210,257
Adjustments to reconcile net income to
   net cash provided by operations:
     Recovery of provision for doubtful accounts          (24,000)                -                  -                 -
     Depreciation and amortization                        218,425           339,619             65,678            96,595
     Gain on sales of assets                              (69,404)         (138,108)           (10,832)         (127,977)
Changes in operating assets and liabilities:
   Accounts receivable                                    (89,757)           90,666            (97,373)           28,671
   Accounts payable, General Partner                            -           (48,454)                 -                 -
   Accounts payable, other                                 (2,894)          (10,583)               838            (6,151)
   Accrued interest                                             -            (2,123)                 -            (1,460)
   Unearned operating lease income                        (57,989)           36,919                  -            80,138
                                                 ----------------- ----------------- ------------------ -----------------
Net cash from operations                                  354,240           750,391             72,260           280,073
                                                 ----------------- ----------------- ------------------ -----------------

Investing activities:
Proceeds from sales of lease assets                       117,983         1,102,822             19,404           701,782
Reduction of net investment in direct financing
   leases                                                 114,694            46,562             47,261            18,989
                                                 ----------------- ----------------- ------------------ -----------------
Net cash provided by investing activities                 232,677         1,149,384             66,665           720,771
                                                 ----------------- ----------------- ------------------ -----------------

Financing activities:
Distributions to limited partners                      (1,687,504)         (935,936)                 -                 -
Repayment of non-recourse debt                                  -          (294,396)                 -          (202,463)
                                                 ----------------- ----------------- ------------------ -----------------
Net cash used in financing activities                  (1,687,504)       (1,230,332)                 -          (202,463)
                                                 ----------------- ----------------- ------------------ -----------------
Net (decrease) increase in cash and cash
   equivalents                                         (1,100,587)          669,443            138,925           798,381
Cash and cash equivalents at beginning of
   period                                               2,200,154         1,269,512            960,642         1,140,574
                                                 ----------------- ----------------- ------------------ -----------------
Cash and cash equivalents at end of period             $1,099,567       $ 1,938,955        $ 1,099,567        $1,938,955
                                                 ================= ================= ================== =================


Supplemental disclosures of cash flow information:
Cash paid for interest                                        $ -          $ 12,554                $ -           $ 1,460
                                                 ================= ================= ================== =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


2. Organization and partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the state of California on September 19, 1991, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership's business consists of leasing various types of equipment. ATEL Financial Services, LLC, an affiliated entity, acts as the General Partner of the Partnership. The Partnership is in the final stage of its liquidation and is making distributions on an annual basis


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation /
                                                                                Amortization
                                   Expense or
                            Amortization of Reclassi-
                                                              December 31,    Direct Financing     fications &      September 30,
                                                                  2002             Leases         Dispositions           2003
                                                                  ----             ------       - -------------          ----
Net investment in direct financing leases                         $1,221,754        $ (114,694)          $ (6,478)       $1,100,582
Net investment in operating leases                                   475,908        $ (210,545)         $ (53,101)          212,262
Assets held for sale or lease                                              -                 -             11,000            11,000
Initial direct costs, net of accumulated
   amortization of $105,068 in 2003 and $107,405
   in 2002                                                             7,880            (7,880)                 -                 -
                                                            ----------------- ----------------- ------------------ -----------------
                                                                  $1,705,542        $ (333,119)         $ (48,579)       $1,323,844
                                                            ================= ================= ================== =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003
                                   (Unaudited)


3. Investment in leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property subject to operating leases by major classifications as of December 31, 2002 and acquisitions and dispositions during the nine months ended September 30, 2003.


                                  Balance                             Reclassi-          Balance
                                December 31,      Depreciation      fications of      September 30,
                                    2002            Expense         Dispositions           2003
                                    ----            --------        ------------           ----
Transportation                      $1,854,919               $ -         $ (273,282)       $1,581,637
Manufacturing                          457,670                 -                  -           457,670
Materials handling                     291,919                 -           (256,000)           35,919
Construction equipment                 236,457                 -           (236,457)                -
                              ----------------- ----------------- ------------------ -----------------
                                     2,840,965                 -           (765,739)        2,075,226
Less accumulated depreciation       (2,365,057)         (210,545)           712,638        (1,862,964)
                              ----------------- ----------------- ------------------ -----------------
                                     $ 475,908        $ (210,545)         $ (53,101)        $ 212,262
                              ================= ================= ================== =================

All of the equipment on operating leases was acquired during 1992, 1993, 1994, 1995 and 1996.

At September 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating          Financing           Total
 Three months ending December 31, 2003         $ 73,892          $ 225,660         $ 299,552
         Year ending December 31, 2004           31,741            592,399           624,140
                                       ----------------- ------------------ -----------------
                                              $ 105,633          $ 818,059         $ 923,692
                                       ================= ================== =================

Direct financing leases:

As of September 30, 2003, investment in direct financing leases consists of materials handling equipment and rail cars. The following lists the components of the Company's investment in direct financing leases:

                                                               September 30,      December 31,
                                                                   2003               2002
                                                                   ----               ----
Total minimum lease payments receivable                              $ 818,059        $1,501,199
Estimated residual values of leased equipment (unguaranteed)           895,971           902,450
                                                             ------------------ -----------------
Investment in direct financing leases                                1,714,030         2,403,649
Less unearned income                                                  (613,448)       (1,181,895)
                                                             ------------------ -----------------
Net investment in direct financing leases                          $ 1,100,582        $1,221,754
                                                             ================== =================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003
                                   (Unaudited)


4. Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement. Cost reimbursement to the General Partner were $282,792 and $232,221 in the nine months ended September 30, 2003 and 2002, respectively. For the three month period ending September 30, 2003, cost reimbursement to the General Partner was $60,959 and $96,555 for the similar period in 2002.

During 2001, the General Partner decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $54,148 and $48,337 for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and September 30, 2002, the fees would have totaled $7,284 and $6,418, respectively.


5. Members Capital:

As of September 30, 2003, 74,873,500 Units ($7,487,350) were issued and outstanding (including the 50 Units issued to the Initial Limited Members).

The Company's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Other members and 1% to the Managing Member.

Distributions to the Other Members were as follows in 2003 and 2002:

                                                     Nine Months                         Three Months
                                                  Ended September 30,                  Ended September 30,
                                                  -------------------                  -------------------
                                                 2003              2002              2003               2002
                                                 ----              ----              ----               ----

Distributions                                    $1,687,504         $ 935,936                $ -               $ -

Weighted average number of Units outstanding      7,487,350          7,487,350          7,487,350        7,487,350

Weighted average distributions per Unit             $ 0.225           $ 0.125                $ -               $ -

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

Capital Resources and Liquidity

During 2003 and 2002, the Partnership's primary source of liquidity was rents from direct financing and operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

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

Cash Flows

Sources of cash from investing activities in 2003 and 2002 consisted of the proceeds from the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $46,562 in the first nine months of 2002 to $114,694 for the same period in 2003 and from $18,989 to $47,261 for the three month periods. As direct financing leases mature, a larger percentage of the lease payments are accounted for as financing activities as opposed to lease revenues. This has given rise to the increase in cash flows noted here.

Sources of cash from investing activities in 2003 and 2002 consisted of the proceeds from the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $46,562 in the first nine months of 2002 to $114,694 for the same period in 2003 and from $18,989 to $47,261 for the three month periods. As direct financing leases mature, a larger percentage of the lease payments are accounted for as financing activities as opposed to lease revenues. This has given rise to the increase in cash flows noted here.

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

Results of Operations

Operations for the nine month period ended September 30, 2003 resulted in a net income of $379,859 compared to net income of $482,455 for the same period in 2002. The three month period ended September 30, 2003 resulted in net income of $113,949 compared to $210,257 for the same period in 2002. Revenues declined by $197,018 for the nine month period in 2003; this decrease was partially offset by overall decreases in expenses of $94,422 in 2003 compared to 2002. For the three month periods ended September 30, 2003 and 2002, revenues decreased from $422,367 in 2002 to $284,649 in 2003, a decrease of $137,718. As with the nine month periods, expenses decreased compared to 2002, from $212,110 in 2002 to $170,700 in 2003, a decrease of $41,410.

Most significant was the decline in depreciation and amortization expenses, which decreased from $339,619 in 2002 to $218,425 in 2003 for the nine month periods and from $96,595 to $65,678 in the three month period as a result of fewer operating lease assets subject to depreciation due to ongoing asset sales as the Company liquidates.

Gains on sales from lease assets for the nine month period decreased from $138,108 in 2002 to $69,404 in 2003 and from $127,977 to $10,832 for the nine month period. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts.

Cost reimbursements to the General Partner increased by $50,571 for the nine months ended September 30, 2003 compared to the comparable period in 2002. Cost reimbursements decreased by $35,596 for the three month period ended September 30, 2003 compared to the comparable period in 2002. In early 2003, the General Partner reevaluated the methods and amounts of costs allocated to the various entities it manages. As a result of this, certain costs were allocated to the Partnership on a one time basis in the first quarter of 2003. On an ongoing basis, this led to decreased cost allocations to the Partnership. The combination of these factors has led to the nine month increase and the three month decrease noted.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including commodity risk and equity price risk are insignificant to both its financial position and results of operations.

Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a) Documents filed as a part of this report

   1. Financial Statements

      Included in Part I of this report:

          Balance sheet, September 30, 2003.

          Statements of operations for the nine and three month periods ended September 30, 2003 and 2002.

          Statements of changes in partners' capital for the year end December 31, 2002 and for the nine month period ended September 30, 2003.

          Statements of cash flows for the nine and three month periods ended September 30, 2003 and 2002.

          Notes to the Financial Statements

   2. Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3. Other Exhibits

          99.1 Certification of Paritosh K. Choksi

          99.2 Certification of Dean L. Cash

          99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

 (b)  Report on Form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
November 12, 2003

                      ATEL CASH DISTRIBUTION FUND IV, L.P.
                                  (Registrant)



  By:      ATEL Financial Corporation
           General Partner of Registrant




  By:        /s/ DEAN L. CASH
           -----------------------------
           Dean L. Cash
           President and Chief Executive Officer
           of General Partner




  By:        /s/ PARITOSH K. CHOKSI
           -----------------------------
           Paritosh K. Choksi
           Principal Financial Officer
           of Registrant




  By:        /s/ DONALD E. CARPENTER
           -----------------------------
           Donald E. Carpenter
           Principal Accounting
           Officer of Registrant

Exhibit 99.1
                                 CERTIFICATIONS

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


Date:
November 12, 2003

  /s/ PARITOSH K. CHOKSI
-----------------------------------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

Exhibit 99.2
                                 CERTIFICATIONS

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

Date:
November 12, 2003


  /s/ DEAN L. CASH
-----------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 12, 2003


  /s/ DEAN L. CASH
-------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 12, 2003


  /s/ PARITOSH K. CHOKSI
----------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant