Form 10KSB
period 2003-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2004-03-30
CIK 879812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2003

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

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $1,130,938.

State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable

The number of Limited Partnership Units outstanding as of December 31, 2003 was 7,487,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated February 4, 1992, filed pursuant to Rule 424(b) (Commission File No. 33-43157) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund IV, L.P. (the Partnership) was formed under the laws of the state of California in September 1991. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. AFS of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 7,500,000 units of Limited Partnership Interest (Units) at a price of $10 per Unit, which terminated on February 3, 1993. As of that date, the Partnership had sold an aggregate of 7,500,000 Units for a total capitalization of $75,000,000.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period"), which ended December 31, 1999 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

The Reinvestment Period ended December 31,1999 and the Partnership is now in the final stages of its liquidation phase.

Narrative Description of Business

The Partnership acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of AFS that no more than 25% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units in 1993.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period, which ended December 31, 1999.

During 2003 and 2002, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

Lessee                   Type of Equipment               2003            2002
------                   -----------------               ----            ----
Railcar, Ltd.            Railroad Boxcars                47%              39%
Xerox Corporation        Manufacturing                   29%              24%
Transamerica Leasing     Intermodal Containers           15%              15%

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2003 and the industries to which the assets have been leased.

                                                             Purchase Price Excluding             Percentage of Total
Asset Types                                                     Acquisition Fees                     Acquisitions
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

                                                             Purchase Price Excluding            Percentage of Total
Industry of Lessee                                              Acquisition Fees                     Acquisitions
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

Equipment Dispositions

Through December 31, 2003, the Partnership has disposed of certain leased assets as set forth below:

                                  Original
                                  Equipment Cost,                                                  Excess of
Type of                           Excluding                                                       Rents Over
Equipment                        Acquisition Fees                Sale Price                       Expenses *
Transportation                     $36,137,224                     $22,808,080                     $ 28,337,928
Mining                              20,301,789                       9,992,299                       12,173,341
Chemicals manufacturing              9,277,537                       7,500,000                        7,021,967
Aircraft                             6,996,555                       6,218,053                        6,008,114
Furniture & fixtures                 4,946,383                       2,564,973                        3,582,115
Materials handling                   5,578,149                       1,990,503                        3,792,636
Miscellaneous                       19,598,960                       6,628,081                       19,472,366
                               ----------------                ----------------                 ----------------
                                  $102,836,597                     $57,701,989                     $ 80,388,467
                               ================                ================                 ================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's consolidated financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                                            PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states and by the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 5,061 investors were record holders of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2003. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2004. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2003, the value of the Partnership's assets, calculated on this basis, was approximately $0.37 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

AFS has sole discretion in determining the amounts of distributions; provided, however, that AFS could not reinvest in equipment, but was required to distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as was necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal the following amounts per unit: $1.20 in 1994; $1.30 in 1995 and 1996; and $1.40 in 1997, 1998 and 1999. The Reinvestment
Period ended December 31, 1999.

A single distribution was paid from 2002 operations. The distribution was paid in January 2003 and the rate was $0.225 per Unit.

A single distribution was paid from 2003 operations. The distribution was paid in January 2004 and the rate was $0.15 per Unit.

The following table presents summarized information regarding distributions to Limited Partners:

                                                    2003            2002             2001            2000             1999
Net income per Unit, based on
   weighted average Units outstanding                  $ 0.044         $ 0.164         $ 0.020          $ 0.380         $ 0.970
Return of investment                                     0.181          (0.039)          0.158            1.028           0.430
                                               ---------------- --------------- --------------- ---------------- ---------------
Distributions per Unit, based on
   weighted average Units outstanding                    0.225           0.125           0.178            1.408           1.400
Differences due to timing of distributions              (0.075)          0.100          (0.053)          (0.008)              -
                                               ---------------- --------------- --------------- ---------------- ---------------

Actual distribution rates per Unit                     $ 0.150         $ 0.225         $ 0.125          $ 1.400         $ 1.400
                                               ================ ================ =============== ================ ===============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                    2003            2002             2001            2000             1999
Gross revenues                                     $ 1,130,938     $ 1,512,548     $ 1,409,881      $ 5,062,973     $10,214,752
Net income                                           $ 333,463     $ 1,243,506       $ 117,046      $ 2,882,463      $7,306,605
Weighted average Units outstanding                   7,487,350       7,487,350       7,487,350        7,487,350       7,487,350
Net income per Unit, based on
   weighted average Units outstanding                  $ 0.044         $ 0.164         $ 0.020          $ 0.380         $ 0.970
Distributions per Unit, based on
   weighted average Units outstanding                  $ 0.225         $ 0.125         $ 0.178          $ 1.408         $ 1.400
Total Assets                                       $ 2,646,381     $ 3,992,965     $ 4,058,009      $ 5,999,906     $15,513,393
Non-recourse Debt                                          $ -             $ -       $ 294,396        $ 809,407      $2,589,417
Total Partners' Capital                            $ 2,514,106     $ 3,868,147     $ 3,560,578      $ 4,774,714     $12,433,119


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of December 31, 2003, cash balances consisted of working capital and amounts reserved for distributions in January 2004.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months.

During the term of the Partnership, the Partnership had borrowed approximately $38,342,000, all of which has been repaid as of December 31, 2003.

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

Cash Flows

In 2003, the Partnership's three main sources of cash were proceeds from sales of lease assets and rents from direct financing and operating leases. Cash flows from operations decreased from $968,213 in 2002 to $464,512 in 2003, a decrease of $503,701. Operating lease revenues decreased from $506,774 in 2002 to $307,936 in 2003, a decrease of $198,838. Direct finance lease revenues, the primary source of cash flows from operations, decreased from $835,717 in 2002 to $728,619 in 2003, a decrease of $107,098. Operating and direct financing lease revenues have decreased as a result of the sales of lease assets over the last two years.

In 2003 and 2002, the Partnership had two sources of cash from investing activities. These were proceeds from sales of assets and rents from direct financing leases. Proceeds from sales of lease assets was $1,122,479 in 2002. In 2003, sales proceeds were $151,328. This was a decrease of $971,151 compared to 2002. Proceeds from sales of assets are not expected to be consistent between periods. Cash flows from direct financing leases increased from $70,283 in 2002 to $174,580 in 2003, an increase of $104,297.

In 2003, cash flows used in financing activities consisted of distributions to limited partners of $1,687,304. In 2002, the distributions to limited partners were $935,937. The Partnership is making distributions annually, based on the amounts of available cash. In 2002, $294,396 was used to repay non-recourse debt. All of the debt had been repaid by December 31, 2002. In 2003 and 2002, there were no sources of cash from financing activities.

Results of Operations

Substantially all employees of AFS track time incurred in performing administrative services on behalf of the Partnership. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

There were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows at December 31:

                                                 2003             2002
          Transportation                          50%             49%
          Miscellaneous manufacturing             50%             47%

Total revenues decreased from $1,512,548 in 2002 to $1,130,938 in 2003, a decrease of $381,610. The Partnership's leases have continued to mature in the last year. As those leases have matured, the related assets have been returned to inventory and sold. Because of this, there are fewer assets on lease and lease revenues have continued to decline compared to prior periods. Almost one third of the operating lease assets owned as of December 31, 2002 were sold during 2003. We expect lease revenues to decline in future periods as additional leases mature and as we sell the related assets. The sales resulted in gains of $80,052 in 2003 compared to $139,653 in 2002 . Gains on asset sales are not expected to be consistent from one year to another.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased from $410,957 in 2002 to $218,668 in 2003 as a result of the sales of operating lease assets noted above.

During 2001, AFS decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $44,700 in 2003 and $59,300 in 2002.

In 2002, all remaining debt balances were repaid. Interest expense has decreased from $10,431 in 2002 to $0 in 2003 as a result of the payments.

As a part of management's periodic review of the residual and carrying values of the Partnership's lease assets in 2002, management determined that due to diminution in the size of the portfolio, amounts reserved for losses in prior years were no longer necessary. As a result, $584,871 was included in net income in 2002 as a recovery of prior provision for losses relating to direct financing leases. Management will continue to review the carrying values of the Partnership's assets, however, the amount of lease assets will continue to decrease as a result of sales of assets upon lease terminations.

Derivative Financial Instruments

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

The Partnership adopted SFAS No. 133, as amended, on January 1, 2001. To date, the Partnership has used no derivative financial instruments.

Recent accounting pronouncement

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.


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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

Asset Valuation:

Recorded values of the Partnership's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


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

In general, the Partnership managed its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases were assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. As of December 31, 2003, the Partnership has repaid all of its debt and does not anticipate borrowing in the future.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund IV, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. (Partnership) as of December 31, 2003, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                        /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS


Cash and cash equivalents                                        $1,303,070

Accounts receivable, net of allowance for doubtful
accounts of $2,383                                                  110,173

Investments in equipment and leases                               1,233,138
                                                             ---------------
Total assets                                                     $2,646,381
                                                             ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accruals:
   General Partner                                                 $ 40,200
   Other                                                             60,102

Unearned lease income                                                31,973
                                                             ---------------
Total liabilities                                                   132,275

Partners' capital:
     General Partner                                                244,791
     Limited Partners                                             2,269,315
                                                             ---------------
Total partners' capital                                           2,514,106
                                                             ---------------
Total liabilities and partners' capital                          $2,646,381
                                                             ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                     2003             2002
Revenues:
Leasing activities:
  Operating leases                                    $ 307,936       $ 506,774
  Direct financing leases                               728,619         835,717
  Gain on sales of assets                                80,052         139,653
Interest income                                           9,272          14,742
Other                                                     5,059          15,662
                                                ---------------- ---------------
                                                      1,130,938       1,512,548
Expenses:
Cost reimbursements to General Partner                  364,313         310,338
Depreciation                                            218,668         410,957
Other                                                   149,302          75,760
Professional fees                                        52,498          35,920
Amortization                                              7,880          10,507
Provision for doubtful accounts                           4,814               -
Recovery of loss provision                                    -        (584,871)
Interest expense                                              -          10,431
                                                ---------------- ---------------
                                                        797,475         269,042
                                                ---------------- ---------------
Net income                                            $ 333,463      $1,243,506
                                                ================ ===============

Net income:
     General Partner                                    $ 3,335        $ 12,435
     Limited Partners                                   330,128       1,231,071
                                                ---------------- ---------------
                                                      $ 333,463      $1,243,506
                                                ================ ===============

Net income per limited partnership unit                  $ 0.04          $ 0.16

Weighted average number of units outstanding          7,487,350       7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                               Limited Partners     General
                                                                    Units           Amount          Partner          Total
Balance December 31, 2001                                            7,487,350     $ 3,331,557        $ 229,021      $3,560,578
Distributions to limited partners ($0.125 per Unit)                                   (935,937)               -        (935,937)
Net income                                                                           1,231,071           12,435       1,243,506
                                                               ---------------- --------------- ---------------- ---------------
Balance December 31, 2002                                            7,487,350       3,626,691          241,456       3,868,147
Distributions to limited partners ($0.225 per Unit)                                 (1,687,504)               -      (1,687,504)
Net income                                                                             330,128            3,335         333,463
                                                               ---------------- --------------- ---------------- ---------------
Balance December 31, 2003                                            7,487,350     $ 2,269,315        $ 244,791      $2,514,106
                                                               ================ =============== ================ ===============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                 2003             2002
Operating activities:
Net income                                                        $ 333,463      $1,243,506
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                   218,668         410,957
     Amortization                                                     7,880          10,507
      Provision for doubtful accounts                                 4,814               -
      Recovery of loss provision                                          -        (584,871)
     Gain on sales of assets                                        (80,052)       (139,653)
     Changes in operating assets and liabilities:
        Accounts receivable                                         (27,718)        105,984
        Accounts payable, General Partner                            40,200         (48,454)
        Accounts payable, other                                      (6,727)        (42,410)
        Accrued interest payable                                          -          (2,123)
        Unearned lease income                                       (26,016)         14,770
                                                            ---------------- ---------------
Net cash provided by operating activities                           464,512         968,213

Investing activities:
Reductions in net investment in direct financing leases             174,580          70,283
Proceeds from sales of lease assets                                 151,328       1,122,479
                                                            ---------------- ---------------
Net cash provided by investing activities                           325,908       1,192,762

Financing activities:
Distributions to limited partners                                (1,687,504)       (935,937)
Repayment of non-recourse debt                                            -        (294,396)
                                                            ---------------- ---------------
Net cash used in financing activities                            (1,687,504)     (1,230,333)
                                                            ---------------- ---------------

Net (decrease) increase in cash and cash equivalents               (897,084)        930,642
Cash and cash equivalents at beginning of year                    2,200,154       1,269,512
                                                            ---------------- ---------------
Cash and cash equivalents at end of year                        $ 1,303,070      $2,200,154
                                                            ================ ===============


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                  $ -        $ 12,554
                                                            ================ ===============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


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

The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2003, the original terms of the leases ranged from three to ten years. The Reinvestment Period ended December 31,1999 and the Partnership is now in the final stages of its liquidation phase. The Partnership may continue until December 31, 2021.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (See Notes 4 and 5). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Cash and cash equivalents:

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

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2.  Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                 2003            2002
   Financial statement basis of net assets     $ 2,514,106      $ 3,868,147
   Tax basis of net assets                       9,997,139       10,848,056
                                            --------------- ----------------
   Difference                                  $ 7,483,033      $ 6,979,909
                                            =============== ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                     2003            2002
          Net income per financial statements         $333,463       $1,243,506
          Adjustment to depreciation expense           218,668          386,080
          Recovery of loss provision                         -         (584,871)
          Provision for doubtful accounts                4,814                -
          Adjustments to revenues                      279,642        1,053,610
                                                --------------- ----------------
          Net income per federal tax return           $836,587       $2,098,325
                                                =============== ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2.  Summary of significant accounting policies (continued):

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 6 for a description of lessees by industry as of December 31, 2003 and 2002.

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

Basis of presentation:

The accompanying financial statements as of December 31, 2003 and for the two years ended December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2.  Summary of significant accounting policies (continued):

Recent accounting pronouncement:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3.  Investments in equipment and leases:

As of December 31, 2003, the Partnership's investments in equipment and leases consist of the following:

                                                                                Depreciation /
                                                                                 Amortization
                                                                                  Expense or
                                                                                Amortization of    Reclass-
                                                                December 31,    Direct Financing ifications or    December 31,
                                                                    2002            Leases       Dispositions         2003
Net investment in direct financing leases                          $ 1,221,754      $ (174,580)        $ (6,489)     $1,040,685
Net investment in operating leases                                     475,908        (218,668)         (64,787)        192,453
Initial direct costs, net of accumulated amortization of
   $105,068 in 2003 and $107,405 in 2002                                 7,880          (7,880)               -               -
                                                               ---------------- --------------- ---------------- ---------------
                                                                   $ 1,705,542      $ (401,128)       $ (71,276)     $1,233,138
                                                               ================ =============== ================ ===============

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclass-
                                December 31,                     ifications or    December 31,
                                    2002          Additions      Dispositions         2003
Transportation                     $ 1,854,919             $ -       $ (388,077)     $1,466,842
Manufacturing                          457,670               -                -         457,670
Construction                           236,457               -         (200,537)         35,920
Materials handling                     291,919               -         (291,919)              -
                               ---------------- --------------- ---------------- ---------------
                                     2,840,965               -         (880,533)      1,960,432
Less accumulated depreciation       (2,365,057)       (218,668)         815,746      (1,767,979)
                               ---------------- --------------- ---------------- ---------------
                                     $ 475,908      $ (218,668)       $ (64,787)      $ 192,453
                               ================ =============== ================ ===============

Direct financing leases:

As of December 31, 2003, investment in direct financing leases consists of office equipment, construction equipment, transportation, printing and materials handling equipment and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2003:

Total minimum lease payments receivable                            $592,399
Estimated residual values of leased equipment (unguaranteed)        895,961
                                                               -------------
Investment in direct financing leases                             1,488,360
Less unearned income                                               (447,675)
                                                               -------------
Net investment in direct financing leases                        $1,040,685
                                                               =============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3.  Investments in equipment and leases (continued):

At December 31, 2003, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                     Direct
   Year ending      Operating       Financing
  December 31,       Leases          Leases           Total

            2004        $ 31,741       $ 592,399       $ 624,140
                 ================ =============== ===============


4.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

Substantially   all   employees  of  AFS  record  time  incurred  in  performing administrative services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

AFS and/or affiliates are entitled to receive reimbursements, pursuant to the Limited Partnership Agreement. During 2003 and 2002, cost reimbursements to AFS were $364,313 and $310,338, respectively.

AFS and/or affiliates are entitled to earn fees and commissions, pursuant to the Limited Partnership Agreement. During 2001, AFS decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $44,700 in 2003 and $59,300 in 2002.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5.  Partners' capital:

As of December 31, 2003, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS.

As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

First, 5% of Distributions of Cash from Operations to AFS as Incentive Management Compensation.

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Third, AFS will receive as Incentive Management Compensation, the following:

          (A)  10% of remaining Cash from Operations and

          (B)  15% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.


6.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

There were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows at December 31:

                                                2003             2002
          Transportation                         50%             49%
          Miscellaneous manufacturing            50%             47%

During 2003, three customers comprised 47%, 29% and 15%, respectively, of the Partnership's revenues from leases. During 2002, three customers comprised 39%, 24% and 15%, respectively, of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


7.  Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.


8.  Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                              Reserve for    Allowance for
                                              losses and        doubtful
                                              impairments       accounts
          Balance, December 31, 2001              $ 584,871        $ 24,383
          Recovery of provision for losses         (584,871)              -
                                            ---------------- ---------------
          Balance, December 31, 2002                      -          24,383
          Provision for doubtful accounts                 -           4,814
          Write offs                                      -         (26,814)
                                            ---------------- ---------------
          Balance, December 31, 2003                    $ -         $ 2,383
                                            ================ ===============

As a part of management's periodic review of the residual and carrying values of the Partnership's lease assets in 2002, management determined that due to diminution in the size of the portfolio, amounts reserved for losses on direct financing leases in prior years were no longer necessary. As a result, $584,871 has been included in net income in 2002 as a recovery of prior provision for losses. Management will continue to review the carrying values of the Partnership's assets, however, the amount of such assets will continue to decrease as a result of sales of assets upon lease terminations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Partnership in connection with the audit of the Partnership for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Partnership's financial statements, and that this would require additional skilled personnel. To address this issue the Partnership has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Partnership's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG" or "ATEL"), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

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

Dean L. Cash          Chairman of the Board of Directors of ACG, AFS,
                         ALC, AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi    Director, Executive Vice President, Chief Operating
                         Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter   Vice President and Controller of ACG, AFS, ALC, AEC and
                         AIS; Chief Financial Officer of ASC

Vasco H. Morais       Senior Vice President, Secretary and General Counsel for
                         ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 55, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2003 and 2002 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 4 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($7,121,675) to ATEL Securities Corporation, an affiliate of AFS. Of this amount, $6,405,877 was reallowed to other broker/dealers. None have been paid since 1993, nor will any additional amounts be paid in future periods.

Acquisition Fees

Acquisition fees are to be paid to AFS for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees to be paid to AFS or their Affiliates is not to exceed 3.5% of the aggregate purchase piece of equipment acquired, not to exceed approximately 4.75% of the Gross Proceeds of the Offering.

The maximum amount of such fees is $3,569,047. As of December 31, 1995 all of the allowable fees had been paid. No such fees have been paid subsequent to that date.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, AFS or its Affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and
(ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 4 to the financial statements included at Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cas

See Note 4 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or its Affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its Affiliates, (iii) AFS or its Affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) AFS or their Affiliates are compensated for rendering equipment management services.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 2003 and 2002.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

 (1)                                 (2)                                    (3)                              (4)
                                  Name and Address of              Amount and Nature of Percent
        Title of Class             Beneficial Owner                Beneficial Ownershipof Class

Limited Partnership Units     A. J. Batt                           Initial Limited Partner Units          0.0003%
                            600 California Street, 6th Floor       25 Units ($250)
                                San Francisco, CA 94108             (owned by wife)

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

AFS may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for a vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements, Note 4 - Related party transactions," and Note 5 - Partners' Capital and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                             2003             2002
                     Audit fees             $    17,967    $     13,024
                     Audit related fees               -               -
                     Tax fees                    13,488          17,911
                     Other                            -               -
                                        ---------------- ---------------
                                               $ 31,455        $ 30,935
                                        ================ ===============

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is AFS of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)Financial Statements and Schedules

       1. Financial Statements

          Included in Part II of this report:

          Report of Independent Auditors

          Balance Sheet at December 31, 2003

          Statements of Income for the years ended December 31, 2003 and 2002

          Statements of Changes in Partners' Capital for the years ended December 31, 2003 and 2002

          Statements  of Cash Flows for the years  ended  December  31, 2003 and
          2002

          Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)Reports on Form 8-K for the fourth quarter of 2003

          None.

       (c)Exhibits

          (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1992 (File No. 33-43157).

          (14.1)  Code of Ethics

          (31.1)  Certification of Paritosh K. Choksi

          (31.2)  Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Date: 3/26/2004

                          ATEL Cash Distribution Fund IV, L.P.
                      (Registrant)


 By: ATEL Financial Services, LLC,
     General Partner of Registrant



                 By:  /s/ Dean Cash
                     -------------------------
                     Dean Cash,
                     President and Chief Executive Officer of
                     ATEL Financial Services, LLC (General
                     Partner)




                 By: /s/ Paritosh K. Choksi
                     --------------------------
                     Paritosh K. Choksi
                     Executive Vice President of ATEL
                     Financial Services LLC, (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


          SIGNATURE                  CAPACITIES                          DATE



 /s/ Dean Cash            President, Chairman and Chief Executive      3/26/2004
-------------------------- Officer of ATEL Financial Services, LLC
Dean Cash




/s/ Paritosh K. Choksi    Executive Vice President and director        3/26/2004
-------------------------- of ATEL Financial Services, LLC,
Paritosh K. Choksi         principal financial officer of
                           registrant; principal financial officer
                           and director of ATEL Financial Services, LLC




/s/ Donald E. Carpenter   Principal accounting officer of              3/26/2004
-------------------------- registrant; principal accounting
Donald E. Carpenter        officer of ATEL Financial Services, LLC

EXHIBIT 14.1


                               ATEL CAPITAL GROUP

 CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A.   SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B.   PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C.   ETHICS STANDARDS.

1.  Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2.  Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company's Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3.  Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4.   Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D.   VIOLATIONS OF ETHICAL STANDARDS.

1.   Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2.   Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

Exhibit 31.1
                                 CERTIFICATIONS

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:          3/26/2004

/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

Exhibit 31.2
                                 CERTIFICATIONS

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:          3/26/2004

 /s/ Dean Cash
--------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10KSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:          3/26/2004



 /s/ Dean Cash
-----------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10KSB of ATEL Cash Distribution Fund IV, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:          3/26/2004



/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant