Form 10QSB
period 2004-03-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2004-05-14
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2004

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

       State issuer's revenues for its most recent fiscal year: $1,130,938

The number of Limited Partnership Units outstanding as of March 31, 2004 was 7,487,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CASH DISTRIBUTION FUND IV, L.P.


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheet, March 31, 2004.

          Income Statements for the three month periods ended March 31, 2004 and 2003.

          Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004.

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

          Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

      Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $ 350,655

Accounts receivable, net of allowance for doubtful
   accounts of $2,383                                                   97,230

Investments in leases                                                1,150,153
                                                                  -------------
Total assets                                                       $ 1,598,038
                                                                  =============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable:
   General Partner                                                    $ 27,903
   Other                                                                27,665

Unearned operating lease income                                         41,933
                                                                  -------------
Total liabilities                                                       97,501

Partners' capital:
     General Partner                                                   245,903
     Limited Partners                                                1,254,634
                                                                  -------------
Total partners' capital                                              1,500,537
                                                                  -------------
Total liabilities and partners' capital                            $ 1,598,038
                                                                  =============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                    2004             2003
Revenues:
Leasing activities:
   Operating leases                                   $ 21,631        $ 111,293
   Direct financing leases                             150,229          196,206
   Gain on sale of assets                               21,510           30,119
Interest                                                 1,063            2,850
Other                                                   34,081               42
                                              ----------------- ----------------
                                                       228,514          340,510
                                              ----------------- ----------------
Expenses:
Cost reimbursements to General Partner                  82,165           93,982
Professional fees                                       12,019           18,063
Depreciation of operating lease assets                   7,950           76,208
Outside services                                         4,765           11,371
Bank charges                                             4,673              567
Other                                                    5,728            4,752
Recovery of provision for doubtful accounts                  -          (20,000)
Amortization of initial direct costs                         -            2,627
                                              ----------------- ----------------
                                                       117,300          187,570
                                              ----------------- ----------------
Net income                                           $ 111,214        $ 152,940
                                              ================= ================

Net income
     General Partner                                   $ 1,112          $ 1,529
     Limited Partners                                  110,102          151,411
                                              ----------------- ----------------
                                                     $ 111,214        $ 152,940
                                              ================= ================

Net income per Limited Partnership unit                 $ 0.01           $ 0.02

Weighted average number of units outstanding         7,487,350        7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2004
                                   (Unaudited)


                                                    Limited Partners      General
                                        Units             Amount          Partner            Total
Balance December 31, 2002                 7,487,350       $3,626,691          $241,456      $ 3,868,147

Distributions to Limited Partners                 -       (1,687,504)                -       (1,687,504)
Net income                                        -          330,128             3,335          333,463
                                   -----------------  --------------- ----------------- ----------------
Balance December 31, 2003                 7,487,350        2,269,315           244,791        2,514,106

Distributions to Limited Partners                 -       (1,124,783)                -       (1,124,783)
Net income                                        -          110,102             1,112          111,214
                                   -----------------  --------------- ----------------- ----------------
Balance March 31, 2004                    7,487,350       $1,254,634         $ 245,903      $ 1,500,537
                                   =================  =============== ================= ================






                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                                                        2004             2003
Operating activities:
Net income                                                               $ 111,214        $ 152,940
Adjustments to reconcile net income to cash provided by operating activities:
   Gain on sale of asset                                                   (21,510)         (30,119)
   Depreciation of operating lease assets                                    7,950           76,208
   Recovery of provision for doubtful accounts                                   -          (20,000)
   Amortization of initial direct costs                                          -            2,627
   Changes in operating assets and liabilities:
     Accounts receivable                                                    12,943          (28,493)
     Accounts payable, General Partner                                     (12,297)               -
     Accounts payable, other                                               (32,437)          (2,894)
     Unearned operating lease income                                         9,960          (25,257)
                                                                  ----------------- ----------------
Net cash provided by operating activities                                   75,823          125,012
                                                                  ----------------- ----------------

Investing activities:
Reduction in net investment in direct financing leases                      65,698           30,014
Proceeds from sales of lease assets                                         30,847           51,923
                                                                  ----------------- ----------------
Net cash provided by investing activities                                   96,545           81,937
                                                                  ----------------- ----------------

Financing activities:
Distributions to Limited Partners                                       (1,124,783)      (1,687,504)
                                                                  ----------------- ----------------
Net cash used in financing activities                                   (1,124,783)      (1,687,504)
                                                                  ----------------- ----------------

Net decrease in cash and cash equivalents                                 (952,415)      (1,480,555)
Cash and cash equivalents at beginning of period                         1,303,070        2,200,154
                                                                  ----------------- ----------------
Cash and cash equivalents at end of period                               $ 350,655        $ 719,599
                                                                  ================= ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                       $ -         $ 16,690
                                                                  ================= ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


2. Organization and partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the state of California on September 19, 1991, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership shall continue until December 31, 2021.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 6, 1992, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the General Partner of the Partnership.

Certain prior year balances have been reclassified to conform to the current period presentation.

The Partnership is in the final stage of its liquidation and is making distributions on an annual basis.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                            Depreciation
                                                              Expense or
                                                            Amortization of     Reclassi-
                                            December 31,    Direct Financing  fications and       March 31,
                                               2003             Leases         Dispositions         2004

Net investment in direct financing leases     $ 1,040,685        $ (65,698)              $ -        $ 974,987
Net investment in operating leases                192,453           (7,950)           (9,337)         175,166
                                         -----------------  --------------- ----------------- ----------------
                                              $ 1,233,138        $ (73,648)         $ (9,337)     $ 1,150,153
                                         =================  =============== ================= ================

Property subject to operating leases consists of the following:

                                                                    Reclassi-
                                  December 31,    Depreciation    fications and       March 31,
                                    2003            Expense        Dispositions         2004

Transportation                     $ 1,466,842              $ -         $ (91,729)     $ 1,375,113
Manufacturing                          457,670                -                 -          457,670
Construction                            35,920                -                 -           35,920
                              -----------------  --------------- ----------------- ----------------
                                     1,960,432                            (91,729)       1,868,703
Less accumulated depreciation       (1,767,979)          (7,950)           82,392       (1,693,537)
                              -----------------  --------------- ----------------- ----------------
                                     $ 192,453         $ (7,950)         $ (9,337)       $ 175,166
                              =================  =============== ================= ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Direct financing leases:

As of March 31, 2004, investment in direct financing leases consists of materials handling equipment and rail cars. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                              $ 376,473
Estimated residual values of leased equipment (unguaranteed)           895,961
                                                              -----------------
Investment in direct financing leases                                1,272,434
Less unearned income                                                  (297,447)
                                                              -----------------
Net investment in direct financing leases                            $ 974,987
                                                              =================

At March 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                      Operating     Direct Financing
                                        Leases           Leases            Total
Nine months ending December 31, 2004      $ 32,901         $ 376,473        $ 409,374
                                    --------------- ----------------- ----------------
                                          $ 32,901         $ 376,473        $ 409,374
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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of AFS record time incurred in performing services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

AFS is entitled to receive incentive management fees (computed as 5% of distributions of cash from operations, as defined in the Limited Partnership Agreement) and equipment management fees (computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement).

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


4.  Related party transactions (continued):

During 2001, AFS decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $4,726 and $8,456 in the three month periods ended March 31, 2004 and 2003, respectively.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement. Cost reimbursement to AFS were $82,165 and $93,982 in the three months ended March 31, 2004 and 2003, respectively.


5.  Partners' Capital:

As of March 31, 2004, 7,487,350 Units ($74,873,500) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to AFS.

Distributions to the Limited Partners were as follows:

                                                      Three Months
                                                     Ended March 31,
                                                  2004             2003

Distributions                                  $1,124,783       $ 1,687,504
Weighted average number of Units outstanding    7,487,350         7,487,350
Weighted average distributions per Unit            $ 0.15            $ 0.23

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

Capital Resources and Liquidity

During the first quarters of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing activities. During those same periods in 2004 and 2003, the Partnership's primary source of liquidity was rents from direct financing and operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and proceeds from lease asset sales, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from lease asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS' success in selling or re-leasing the equipment as it comes off lease.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Through March 31, 2004, the Partnership had borrowed approximately $38,342,000 all of which has been repaid.

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

Cash Flows

In the first quarters of 2004 and 2003, the primary sources of cash from operations were rents from direct financing and operating leases. Direct finance lease rents decreased from $196,206 in the first quarter of 2003 to $150,229 in the first quarter of 2004, a decrease of $45,977. Cash from operating leases decreased from $111,293 in the first quarter of 2003 to $21,631 in the first quarter of 2004, a decrease of $89,662. This decrease was a result of maturing of direct finance and operating leases and sales of the related assets over the prior year.

Sources of cash from investing activities in the first quarters of 2004 and 2003 consisted of the proceeds of the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $30,014 in the first quarter of 2003 to $65,698 for the same period in 2004. As direct financing leases mature, an increasing portion of the payments are treated as recoveries of the net investment in the leases and the amounts recognized as income decreases.

In the first quarters of 2004 and 2003, there were no financing sources of cash flows. The Partnership is in the final stage of its liquidation and is making distributions on an annual basis. The distributions are being paid out each January based on the cash flows generated in the previous year. Distributions are no longer expected to be consistent from one year to another as the cash flows generated in future periods will be dependent on asset sales and other factors which are not expected to be consistent from one period to another. Distributions decreased from $1,687,504 in 2003 to $1,124,783 in 2004, a decrease of $562,721.

Results of Operations

Operations in the first quarter of 2003 resulted in a net income of $152,940 compared to net income of $111,214 in 2004. Revenues decreased from $340,510 in 2003 to $228,514 in 2004, a decrease of $111,996. This decrease was partially offset by decreases in expenses, most notably, depreciation of operating lease assets. Depreciation decreased by $68,258 in the first quarter of 2004 compared to the same period in 2003. In general, lease revenues and depreciation have decreased as a result of leases maturing and sales of assets over the last year.

Gains on sales from lease assets decreased from $30,119 in 2003 to $21,510 in 2004. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts.

In the first quarter of 2004, the Partnership received payments totaling $34,002 for deferred maintenance on assets previously returned to the Partnership by a former lessee. There were no similar amounts in the comparable period in 2003.

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

In general, the Partnership has managed its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases were assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. As of March 31, 2004, the Partnership had no indebtedness to lenders.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-KSB for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner of the Partnership had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. During the first quarter of 2004 and since the end of the quarter, the General Partner hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's accounting controls and procedures.

The General Partner's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.

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

   2.     Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

 (b)      Report on Form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
May 11, 2004

           ATEL CASH DISTRIBUTION FUND IV, L.P.
       (Registrant)



  By:     ATEL Financial Services LLC
          General Partner of Registrant




  By:     /s/ Dean L. Cash
          ----------------------
          Dean L. Cash
          President and Chief Executive Officer
          of General Partner




  By:     /s/ Paritosh K. Choksi
          --------------------------
          Paritosh K. Choksi
          Principal Financial Officer
          of Registrant




  By:     /s/ Donald E. Carpenter
          ------------------------
          Donald E. Carpenter
          Principal Accounting
          Officer of Registrant