Form 10QSB
period 2004-06-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2004-08-16
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act
                of 1934. For the quarterly period ended
                June 30, 2004

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

The number of Limited Partnership Units outstanding as of June 30, 2004 was 7,487,350.

           DOCUMENTS INCORPORATED BY REFERENCE

None

  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet, June 30, 2004.

Income Statements for the six and three month periods ended June 30, 2004 and 2003.

Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003.

Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

              Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                 JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                                   $ 556,809

Accounts receivable, net of allowance for doubtful accounts of $2,383          83,171

Investments in leases                                                       1,028,979
                                                                     -----------------
Total assets                                                              $ 1,668,959
                                                                     =================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable:
   General Partner                                                           $ 23,617
   Other                                                                       37,207
Unearned operating lease income                                                   580
                                                                     -----------------
Total liabilities                                                              61,404

Partners' capital:
     General Partner                                                          246,973
     Limited Partners                                                       1,360,582
                                                                     -----------------
Total partners' capital                                                     1,607,555
                                                                     -----------------
Total liabilities and partners' capital                                   $ 1,668,959
                                                                     =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                       Six Months                        Three Months
                                                                     Ended June 30,                     Ended June 30,
                                                                     --------------                     --------------
                                                                  2004             2003             2004              2003
                                                                  ----             ----             ----              ----
Revenues:
Leasing activities:
   Direct financing leases                                         $ 281,801        $ 384,448        $ 131,572         $ 188,242
   Operating leases                                                   54,732          238,719           33,102           127,426
   Gain on sale of assets                                             26,717           58,572            5,207            28,453
Interest                                                               1,787            4,793              724             1,943
Other                                                                 34,107              123               26                81
                                                            ----------------- ---------------- ---------------- -----------------
                                                                     399,144          686,655          170,631           346,145
                                                            ----------------- ---------------- ---------------- -----------------
Expenses:
Cost reimbursements to General Partner                               150,400          221,833           68,236           127,851
Recovery of provision for doubtful accounts                          (41,250)         (24,000)         (41,250)           (4,000)
Professional fees                                                     20,581           32,020            8,562            13,957
Depreciation of operating lease assets                                13,053          147,494            5,104            71,285
Amortization of initial direct costs                                       -            5,253                -             2,627
Other                                                                 38,128           38,145           22,962            21,455
                                                            ----------------- ---------------- ---------------- -----------------
                                                                     180,912          420,745           63,614           233,175
                                                            ----------------- ---------------- ---------------- -----------------
Net income                                                         $ 218,232        $ 265,910        $ 107,017         $ 112,970
                                                            ================= ================ ================ =================

Net income
     General Partner                                                 $ 2,182          $ 2,659          $ 1,070           $ 1,130
     Limited Partners                                                216,050          263,251          105,947           111,840
                                                            ----------------- ---------------- ---------------- -----------------
                                                                   $ 218,232        $ 265,910        $ 107,017         $ 112,970
                                                            ================= ================ ================ =================
Net income per Limited Partnership unit                                $0.03            $0.04            $0.01             $0.01
Weighted average number of units outstanding                       7,487,350        7,487,350        7,487,350         7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE SIX MONTH PERIOD ENDED
                                  JUNE 30, 2004

                                   (Unaudited)


                                             Limited Partners            General
                                       Units            Amount           Partner           Total
Balance December 31, 2002                7,487,350       $3,626,691         $241,456       $ 3,868,147

Distributions to Limited Partners                -       (1,687,504)               -        (1,687,504)
Net income                                       -          330,128            3,335           333,463
                                  ----------------- ---------------- ---------------- -----------------
Balance December 31, 2003                7,487,350        2,269,315          244,791         2,514,106

Distributions to limited partners                -       (1,124,783)               -        (1,124,783)
Net income                                       -          216,050            2,182           218,232
                                  ----------------- ---------------- ---------------- -----------------
Balance June 30, 2004                    7,487,350       $1,360,582        $ 246,973       $ 1,607,555
                                  ================= ================ ================ =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     SIX MONTH AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                       Six Months                        Three Months
                                                                     Ended June 30,                     Ended June 30,
Operating activities:                                             2004             2003             2004              2003
                                                                  ----             ----             ----              ----
Net income                                                         $ 218,232        $ 265,910        $ 107,017         $ 112,970
Adjustments to reconcile net income to
   net cash provided by operations:
   Gain on sale of assets                                            (26,717)         (58,572)          (5,207)          (28,453)
   Depreciation of operating lease assets                             13,053          147,494            5,104            71,285
   Recovery of provision for doubtful accounts                       (41,250)         (24,000)         (41,250)           (4,000)
   Amortization of initial direct costs                                    -            5,253                -             2,627
   Changes in operating assets and liabilities:
     Accounts receivable                                              68,252            7,616           55,309            36,109
     Accounts payable, General Partner                               (16,583)               -           (4,286)                -
     Accounts payable, other                                         (22,895)          (3,732)           9,542              (838)
     Unearned operating lease income                                 (31,393)         (57,989)         (41,353)          (32,732)
                                                            ----------------- ---------------- ---------------- -----------------
Net cash provided by operating activities                            160,699          281,980           84,876           156,968
                                                            ----------------- ---------------- ---------------- -----------------

Investing activities:
Reduction in net investment in direct financing leases               145,185           67,433           79,487            37,419
Proceeds from sales of lease assets                                   72,638           98,579           41,791            46,656
                                                            ----------------- ---------------- ---------------- -----------------
Net cash provided by investing activities                            217,823          166,012          121,278            84,075
                                                            ----------------- ---------------- ---------------- -----------------

Financing activities:
Distributions to limited partners                                 (1,124,783)      (1,687,504)               -                 -
                                                            ----------------- ---------------- ---------------- -----------------
Net cash used in financing activities                             (1,124,783)      (1,687,504)               -                 -
                                                            ----------------- ---------------- ---------------- -----------------

Net (decrease) increase  in cash and
   cash equivalents                                                 (746,261)      (1,239,512)         206,154           241,043
Cash and cash equivalents at
   beginning of period                                             1,303,070        2,200,154          350,655           719,599
                                                            ----------------- ---------------- ---------------- -----------------
Cash and cash equivalents at end of
   period                                                          $ 556,809        $ 960,642        $ 556,809         $ 960,642
                                                            ================= ================ ================ =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


2. Organization and partnership matters:

ATEL Cash Distribution Fund IV, L.P. (the Partnership), was formed under the laws of the state of California on September 19, 1991, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership may continue until December 31, 2021.

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

                                 JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                                              Expense or
                                                            Amortization of     Reclassi-
                                            December 31,    Direct Financing  fications and       June 30,
                                                2003            Leases        Dispositions          2004
                                                ----            ------       --------------         ----
Net investment in direct financing leases      $ 1,040,685       $ (145,185)       $ (19,803)        $ 875,697
Net investment in operating leases                 192,453          (13,053)         (26,118)          153,282
                                          ----------------- ---------------- ---------------- -----------------
                                               $ 1,233,138       $ (158,238)       $ (45,921)      $ 1,028,979
                                          ================= ================ ================ =================

Net investment in operating leases:

Property subject to operating leases consists of the following:

                                                                      Reclassi-
                                    December 31,   Depreciation     fications and       June 30,
                                      2003            Expense       Dispositions          2004
                                      ----            -------      --------------         ----
Transportation                       $ 1,466,842              $ -       $ (256,573)      $ 1,210,269
Manufacturing                            457,670                -                -           457,670
Construction                              35,920                -                -            35,920
                                ----------------- ---------------- ---------------- -----------------
                                       1,960,432                -         (256,573)        1,703,859
Less accumulated depreciation         (1,767,979)         (13,053)         230,455        (1,550,577)
                                ----------------- ---------------- ---------------- -----------------
                                       $ 192,453        $ (13,053)       $ (26,118)        $ 153,282
                                ================= ================ ================ =================

Net investment in direct financing leases:

As of June 30, 2004, net investment in direct financing leases consists of materials handling equipment and rail cars. The following lists the components of the Company's investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                            $ 285,414
Estimated residual values of leased equipment (unguaranteed)         876,158
                                                            -----------------
Investment in direct financing leases                              1,161,572
Less unearned income                                                (285,875)
                                                            -----------------
Net investment in direct financing leases                          $ 875,697
                                                            =================

At June 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                       Operating     Direct Financing
                                        Leases           Leases            Total
Six months ending December 31, 2004         $ 1,160        $ 225,413         $ 226,573
      Year ending December 31, 2005               -           60,001            60,001
                                    ---------------- ---------------- -----------------
                                            $ 1,160        $ 285,414         $ 286,574
                                    ================ ================ =================

All of the property on operating leases was acquired during 1992 through 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2004
                                   (Unaudited)


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

During 2001, AFS decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately as follows:

                 Six Months Three Months
       Ended June 30,                      Ended June 30,
       --------------                      --------------
  2004                2003             2004             2003
  ----                ----             ----             ----
$ 9,255            $ 17,137          $ 4,529          $ 8,681

AFS and/or its affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement. Cost reimbursements to AFS were as follows:

                 Six Months Three Months
       Ended June 30,                      Ended June 30,
       --------------                      --------------
  2004                2003             2004             2003
  ----                ----             ----             ----
$ 150,400         $ 221,833         $ 68,236        $ 127,851

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2004
                                   (Unaudited)


5.  Partners' Capital:

As of June 30, 2004, 7,487,350 Units ($74,873,500) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to AFS.

Distributions to the Limited Partners were as follows:

                                                                       Six Months                       Three Months
                                                                     Ended June 30,                     Ended June 30,
                                                                     --------------                     --------------
                                                                  2004             2003             2004              2003
                                                                  ----             ----             ----              ----
Distributions                                                    $ 1,124,783       $1,687,504              $ -               $ -
Weighted average number of Units outstanding                    7,487,350          7,487,350       7,487,350        7,487,350
Weighted average distributions per Unit                               $ 0.15           $ 0.23              $ -               $ -

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

Capital Resources and Liquidity

During 2004 and 2003, the Partnership's primary source of liquidity was rents from direct financing and operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

Through June 30, 2004, the Partnership had cumulatively borrowed approximately $38,342,000 all of which has been repaid.

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

Cash Flows

For the six month periods ended June 30, 2004 and 2003, the primary sources of cash from operations were rents from direct financing and operating leases. Direct finance lease rents decreased from $384,448 in 2003 to $281,801 in 2004, a decrease of $102,647 for the six month period and from $188,242 in 2003 to $131,572 in 2004, a decrease of $56,670 for the three month period. Cash from operating leases decreased by $183,987 from 2003 to 2004 for the six month period and by $94,324 for the three month period. These decreases were a result of maturing direct finance and operating leases and sales of the related assets over the prior year.

Sources of cash from investing activities in 2004 and 2003 consisted of the proceeds of the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $67,433 in the first six months of 2003 to $145,185 for the same period in 2004 and from $37,419 to $79,487 for the three month periods. As direct financing leases mature, an increasing portion of the payments are treated as recoveries of the net investment in the leases and the amounts recognized as income decreases.

In 2004 and 2003, there were no financing sources of cash flows. The Partnership is in the final stage of its liquidation and is making distributions on an annual basis. The distributions are being paid out each January based on the cash flows generated in the previous year. Distributions are no longer expected to be consistent from one year to another as the cash flows generated in future periods will be dependent on asset sales and other factors which are not expected to be consistent from one period to another. Distributions decreased from $1,687,504 in 2003 to $1,124,783 in 2004, a decrease of $562,721.

Results of Operations

Operations for the six month period ended June 30, 2004 resulted in a net income of $218,232 compared to net income of $265,910 for the same period in 2003. Operations resulted in net income of $107,017 for the three months ended June 30, 2004 and $112,970 for the comparable period in 2003. Although revenues declined by $287,511 for the six month period, this decrease was offset by overall decreases in expenses of $239,833 in 2004 compared to 2003. For the three month periods ended June 30, 2004 and 2003, revenues decreased from $346,145 in 2003 to $170,631 in 2004, a decrease of $175,514. As with the six month periods, expenses decreased compared to 2003. Expenses decreased from $233,175 in 2003 to $63,614 in 2004, a decrease of $169,561.

Most significant was the decline in depreciation expense, which decreased from $147,494 in 2003 to $13,053 in 2004 for the six month periods and from $71,285 to $5,104 for the three month periods as a result of operating lease asset sales over the last year. In general, lease revenues and depreciation have decreased as a result of leases maturing and sales of assets over the last year.

Gains on sales from lease assets for the six month period decreased from $58,572 in 2003 to $26,717 in 2004 and from $28,453 to $5,207 for the three month periods. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts, with no additions to operating lease assets.

In the first quarter of 2004, the Partnership received payments totaling $34,002 for deferred maintenance on assets previously returned to the Partnership by a former lessee. There were no similar amounts in the comparable period in 2003.

There were recoveries of doubtful accounts in the three and six month periods ended June 30, 2003 and 2004. The amounts of such recoveries, if any, are not expected to be consistent from one period to another.

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

In general, the Partnership has managed its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases were assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. As of June 30, 2004, the Partnership had no indebtedness to lenders.

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

Item 2. Changes in Securities and Use of Proceeds

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


Date:
August 11, 2004

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