Form 10KSB/A
period 2003-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2004-09-29
CIK 879812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

This   amendment  is  being  filed  in  order  to  correct  the  format  of  the certifications included as Exhibits 31.1 and 31.2.

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