Form 10QSB
period 2004-09-30
ATEL CASH DISTRIBUTION FUND IV L P
filed 2004-11-15
CIK 879812

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act
                 of 1934. For the quarterly period ended
                 September 30, 2004

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

The number of Limited Partnership Units outstanding as of September 30, 2004 was 7,487,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet, September 30, 2004.

Income Statements for the nine and three month periods ended September 30, 2004 and 2003.

Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

Notes to Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

              Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                            $ 677,253

Accounts receivable, net of allowance for doubtful
   accounts of $2,383                                                   42,006

Investments in leases                                                1,015,400
                                                              -----------------
Total assets                                                       $ 1,734,659
                                                              =================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable:
   General Partner                                                    $ 17,875
   Other                                                                28,974
Unearned operating lease income                                         11,405
                                                             -----------------
Total liabilities                                                       58,254

Partners' capital:
     General Partner                                                   247,662
     Limited Partners                                                1,428,743
                                                              -----------------
Total partners' capital                                              1,676,405
                                                              -----------------
Total liabilities and partners' capital                            $ 1,734,659
                                                              =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                        Nine Months                       Three Months
                                                    Ended September 30,                Ended September 30,
                                                   2004             2003             2004              2003
Revenues:
Leasing activities:
   Direct financing leases                          $ 436,178        $ 562,847        $ 154,377         $ 178,399
   Operating leases                                    89,621          331,117           34,889            92,398
   Gain on sale of assets                              57,593           69,404           30,876            10,832
Interest                                                3,218            6,889            1,431             2,096
Other                                                  34,112            1,047                5               924
                                             ----------------- ---------------- ---------------- -----------------
                                                      620,722          971,304          221,578           284,649
                                             ----------------- ---------------- ---------------- -----------------
Expenses:
Cost reimbursements to General Partner                242,628          282,792           92,228            60,959
Recovery of provision for doubtful accounts           (41,250)         (24,000)               -                 -
Insurance                                              38,295            2,584           38,293             2,584
Professional fees                                      25,748           43,926            5,167            11,906
Depreciation of operating lease assets                 16,383          210,545            3,330            63,051
Amortization of initial direct costs                        -            7,880                -             2,627
Other                                                  51,836           67,718           13,710            29,573
                                             ----------------- ---------------- ---------------- -----------------
                                                      333,640          591,445          152,728           170,700
                                             ----------------- ---------------- ---------------- -----------------
Net income                                          $ 287,082        $ 379,859         $ 68,850         $ 113,949
                                             ================= ================ ================ =================

Net income
     General Partner                                  $ 2,871          $ 3,799            $ 689           $ 1,140
     Limited Partners                                 284,211          376,060           68,161           112,809
                                             ----------------- ---------------- ---------------- -----------------
                                                    $ 287,082        $ 379,859         $ 68,850         $ 113,949
                                             ================= ================ ================ =================
Net income per Limited Partnership unit                 $0.04            $0.05            $0.01             $0.02
Weighted average number of units outstanding        7,487,350        7,487,350        7,487,350         7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2004

                                   (Unaudited)

                                            Limited Partners               General
                                         Units            Amount           Partner           Total
Balance December 31, 2002                  7,487,350       $3,626,691         $241,456       $ 3,868,147

Distributions to Limited Partners                  -       (1,687,504)               -        (1,687,504)
Net income                                         -          330,128            3,335           333,463
                                    ----------------- ---------------- ---------------- -----------------
Balance December 31, 2003                  7,487,350        2,269,315          244,791         2,514,106

Distributions to limited partners                  -       (1,124,783)               -        (1,124,783)
Net income                                         -          284,211            2,871           287,082
                                    ----------------- ---------------- ---------------- -----------------
Balance September 30, 2004                 7,487,350       $1,428,743        $ 247,662       $ 1,676,405
                                    ================= ================ ================ =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                    NINE MONTH AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                       Nine Months                       Three Months
                                                                   Ended September 30,                Ended September 30,
Operating activities:                                             2004             2003             2004              2003
Net income                                                         $ 287,082        $ 379,859         $ 68,850         $ 113,949
Adjustments to reconcile net income to
   net cash provided by operations:
   Gain on sale of assets                                            (57,593)         (69,404)         (30,876)          (10,832)
   Depreciation of operating lease assets                             16,383          210,545            3,330            63,051
   Recovery of provision for doubtful accounts                       (41,250)         (24,000)               -                 -
   Amortization of initial direct costs                                    -            7,880                -             2,627
   Changes in operating assets and liabilities:
     Accounts receivable                                             109,417          (89,757)          41,165           (97,373)
     Accounts payable, General Partner                               (22,325)               -           (5,742)                -
     Accounts payable, other                                         (31,128)          (2,894)          (8,233)              838
     Unearned operating lease income                                 (20,568)         (57,989)          10,825                 -
                                                            ----------------- ---------------- ---------------- -----------------
Net cash provided by operating activities                            240,018          354,240           79,319            72,260
                                                            ----------------- ---------------- ---------------- -----------------

Investing activities:
Reduction in net investment in direct financing leases               144,868          114,694             (317)           47,261
Proceeds from sales of lease assets                                  114,080          117,983           41,442            19,404
                                                            ----------------- ---------------- ---------------- -----------------
Net cash provided by investing activities                            258,948          232,677           41,125            66,665
                                                            ----------------- ---------------- ---------------- -----------------

Financing activities:
Distributions to limited partners                                 (1,124,783)      (1,687,504)               -                 -
                                                            ----------------- ---------------- ---------------- -----------------
Net cash used in financing activities                             (1,124,783)      (1,687,504)               -                 -
                                                            ----------------- ---------------- ---------------- -----------------

Net (decrease) increase  in cash and
   cash equivalents                                                 (625,817)      (1,100,587)         120,444           138,925
Cash and cash equivalents at
   beginning of period                                             1,303,070        2,200,154          556,809           960,642
                                                            ----------------- ---------------- ---------------- -----------------
Cash and cash equivalents at end of
   period                                                          $ 677,253       $1,099,567        $ 677,253       $ 1,099,567
                                                            ================= ================ ================ =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                               Expense or
                                                             Amortization of     Reclassi-
                                           December 31,      Direct Financing  fications and     September 30,
                                                 2003            Leases        Dispositions          2004
Net investment in direct financing leases       $ 1,040,685       $ (144,868)       $ (19,794)        $ 876,023
Net investment in operating leases                  192,453          (16,383)         (36,693)          139,377
                                           ----------------- ---------------- ---------------- -----------------
                                                $ 1,233,138       $ (161,251)       $ (56,487)      $ 1,015,400
                                           ================= ================ ================ =================

Net investment in operating leases:

Property subject to operating leases consists of the following:

                                                                                 Reclassi-
                                               December 31,   Depreciation     fications and    September 30,
                                                 2003            Expense       Dispositions          2004
Transportation                                  $ 1,466,842              $ -       $ (360,453)      $ 1,106,389
Manufacturing                                       457,670                -                -           457,670
Construction                                         35,920                -                -            35,920
                                           ----------------- ---------------- ---------------- -----------------
                                                  1,960,432                -         (360,453)        1,599,979
Less accumulated depreciation                    (1,767,979)         (16,383)         323,760        (1,460,602)
                                           ----------------- ---------------- ---------------- -----------------
                                                  $ 192,453        $ (16,383)       $ (36,693)        $ 139,377
                                           ================= ================ ================ =================

Net investment in direct financing leases:

As of September 30, 2004, net investment in direct financing leases consists of materials handling equipment and rail cars. The following lists the components of the Company's investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                            $ 131,354
Estimated residual values of leased equipment (unguaranteed)         876,158
                                                                  -----------
Investment in direct financing leases                              1,007,512
Less unearned income                                                (131,489)
                                                                  -----------
Net investment in direct financing leases                          $ 876,023
                                                                  ===========

At September 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                          Operating     Direct Financing
                                           Leases           Leases            Total
Three months ending December 31, 2004         $      -         $ 71,353          $ 71,353
        Year ending December 31, 2005           25,000           60,001            85,001
        Year ending December 31, 2006           25,000                -            25,000
                                       ---------------- ---------------- -----------------
                                              $ 50,000        $ 131,354         $ 181,354
                                       ================ ================ =================

All of the property on operating leases was acquired during 1992 through 1996.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


4. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

During 2001, AFS decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately as follows:

               Nine Months                       Three Months
           Ended September 30,                Ended September 30,
               2004             2003             2004             2003
            $ 14,459          $ 24,584          $ 5,205          $ 7,447

AFS and/or its affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                     Nine Months                        Three Months
                                                 Ended September 30,                 Ended September 30,
                                              2004                2003             2004             2003
Cost reimbursements to AFS                       $ 242,628         $ 282,792         $ 92,228         $ 60,959
Reimbursements of other costs
    initially paid by AFS on behalf
    of the Partnership                              80,570            95,768           52,282           32,329
                                       -------------------- ----------------- ---------------- ----------------
                                                 $ 323,198         $ 378,560        $ 144,510         $ 93,288
                                       ==================== ================= ================ ================

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5. Partners' Capital:

As of September 30, 2004, 7,487,350 Units ($74,873,500) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to AFS.

Distributions to the Limited Partners were as follows:

                                                      Nine Months                       Three Months
                                                   Ended September 30,                Ended September 30,
                                                 2004             2003             2004              2003
Distributions                                   $ 1,124,783       $1,687,504              $ -               $ -
Weighted average number of Units outstanding      7,487,350        7,487,350        7,487,350        7,487,350
Weighted average distributions per Unit              $ 0.15           $ 0.23              $ -               $ -

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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in selling or re-leasing the equipment as it comes off lease.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes.

Through   September  30,  2004,  the  Partnership  had   cumulatively   borrowed
approximately $38,342,000 all of which has been repaid.

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

Cash Flows

For the nine month periods ended September 30, 2004 and 2003, the primary sources of cash from operations were rents from direct financing and operating leases. Direct finance lease rents decreased from $562,847 in 2003 to $436,178 in 2004, a decrease of $126,669 for the nine month period and from $178,399 in 2003 to $154,377 in 2004, a decrease of $24,022 for the three month period. Cash from operating leases decreased by $241,496 from 2003 to 2004 for the nine month period and by $57,509 for the three month period. These decreases were a result of maturing direct finance and operating leases and sales of the related assets over the prior year.

Sources of cash from investing activities in 2004 and 2003 consisted of the proceeds of the sales of lease assets and cash flows from reductions in net investments in direct financing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased from $114,694 in the first nine months of 2003 to $144,868 for the same period in 2004. As direct financing leases mature, an increasing portion of the payments are treated as recoveries of the net investment in the leases and the amounts recognized as income decreases.

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

Results of Operations

Operations for the nine month period ended September 30, 2004 resulted in a net income of $287,082 compared to net income of $379,859 for the same period in 2003. Operations resulted in net income of $68,850 for the three months ended September 30, 2004 and $113,949 for the comparable period in 2003. Although revenues declined by $350,582 for the nine month period, this decrease was partially offset by overall decreases in expenses of $257,805 in 2004 compared to 2003.

For the three month periods ended September 30, 2004 and 2003, revenues decreased from $284,649 in 2003 to $221,578 in 2004, a decrease of $63,071. As with the nine month periods, expenses decreased compared to 2003. Expenses decreased from $170,700 in 2003 to $152,728 in 2004, a decrease of $17,972.

Most significant was the decline in depreciation expense, which decreased from $210,545 in 2003 to $16,383 in 2004 for the nine month periods and from $63,051 to $3,330 for the three month periods as a result of operating lease asset sales over the last year. In general, lease revenues and depreciation have decreased as a result of leases maturing and sales of assets over the last year.

Gains on sales from lease assets for the nine month period decreased from $69,404 in 2003 to $57,593 in 2004 and increased from $10,832 to $30,876 for the three month periods. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts. There were no additions to operating lease assets.

In the first quarter of 2004, the Partnership received payments totaling $34,002 for deferred maintenance (included in other income) on assets previously returned to the Partnership by a former lessee. There were no similar amounts in the comparable period in 2003.

There were recoveries of doubtful accounts in the nine month periods ended September 30, 2003 and 2004, none of which occurred in the three month periods ending those dates. The amounts of such recoveries are not expected to be consistent from one period to another.

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

In general, the Partnership has managed its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases were assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. As of September 30, 2004, the Partnership had no indebtedness to lenders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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


Date:
November 11, 2004

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