Form 10KSB
period 2004-12-31
ATEL CASH DISTRIBUTION FUND IV L P
filed 2005-03-31
CIK 879812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                  FINAL REPORT

                 |X|  Annual  report  pursuant  to section 13 or 15(d) of
                      the  Securities   Exchange  Act  of  1934  (no  fee
                      required) For the Year Ended December 31, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $1,835,317.

State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable

The number of Limited Partnership Units outstanding as of December 31, 2004 was 7,487,350.

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

The Reinvestment Period ended on December 31,1999 and the Partnership is currently in its liquidation phase. As of December 31, 2004 all lease assets were disposed of and all existing assets and liabilities of the Partnership were distributed to a liquidating trust to facilitate the final liquidation.

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

During 2004 and 2003, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

Lessee                   Type of Equipment                  2004           2003
Railcar, Ltd.            Railroad Boxcars                   59%             47%
Transamerica Leasing     Intermodal Containers              17%             15%
Xerox Corporation        Manufacturing                      13%             29%

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

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2004 and the industries to which the assets have been leased.

                                                        Purchase Price Excluding         Percentage of Total
Asset Types                                                 Acquisition Fees                Acquisitions
Mining, coal                                                  $14,128,747                         12.99%
Transportation, over-the-road tractors and trailers            13,883,569                         12.77%
Manufacturing, chemicals                                       11,660,769                         10.72%
Transportation, rail cars                                      10,153,696                          9.34%
Earth moving                                                    9,951,241                          9.15%
Railroad locomotives                                            8,799,216                          8.09%
Printing                                                        6,819,075                          6.27%
Aircraft, executive, helicopter                                 6,250,969                          5.75%
Aircraft, executive, fixed wing                                 5,275,000                          4.85%
Furniture and fixtures                                          5,102,534                          4.69%
Office automation                                               3,260,769                          3.00%
Transportation, intermodal containers                           3,001,930                          2.76%
Other *                                                        10,447,365                          9.62%
                                                           ---------------               ----------------
                                                             $108,734,880                        100.00%
                                                           ===============               ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

                                                        Purchase Price Excluding         Percentage of Total
Industry of Lessee                                          Acquisition Fees                Acquisitions
Transportation, rail                                          $16,712,912                         15.37%
Mining                                                         14,216,044                         13.07%
Manufacturing, chemicals                                       11,891,174                         10.94%
Manufacturing, medical instruments                              9,635,969                          8.86%
Primary metals                                                  9,237,803                          8.50%
Retail, foods                                                   7,482,170                          6.88%
Printing                                                        6,819,075                          6.27%
Manufacturing, other                                            4,818,181                          4.43%
Transportation, other                                           4,129,918                          3.80%
Manufacturing, auto/truck                                       3,253,000                          2.99%
Retail, restaurant                                              3,197,356                          2.94%
Oil and gas                                                     2,760,175                          2.54%
Other *                                                        14,581,103                         13.41%
                                                           ---------------               ----------------
                                                             $108,734,880                        100.00%
                                                           ===============               ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

Equipment Dispositions

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

                                Original
                             Equipment Cost,                        Excess of
Type of                        Excluding                           Rents Over
Equipment                    Acquisition Fees   Sale Price         Expenses *

Transportation                  $39,536,066      $24,908,217      $ 34,826,135
Mining                           20,301,789        9,992,299        12,173,341
Chemicals manufacturing          12,637,725        7,642,305        11,762,796
Aircraft                          6,996,555        6,218,053         6,008,114
Furniture & fixtures              4,946,383        2,564,973         3,582,115
Materials handling                5,614,069        1,992,503         3,841,756
Miscellaneous                    18,702,293        6,628,081        19,472,366
                             ---------------  ---------------  ----------------
                               $108,734,880      $59,946,431      $ 91,666,623
                             ===============  ===============  ================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 4,983 investors were record holders of Units in the Partnership.

ERISA Valuation

The Partnership is in its liquidation phase and all lease assets were disposed of as of December 31, 2004. The Limited partners received a distribution of $0.30 per Unit from 2004 operations and liquidation proceeds in January 2005. The Partnership may make a final distribution from available reserves after all of its obligations are satisfied.

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

A single distribution was paid from 2004 operations. The distribution was paid in January 2005 and the rate was $0.30 per Unit.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Statements contained in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Partnership's public offering provided for a total maximum capitalization of $75,000,000. At the time the offering was completed on February 3, 1993, the Partnership had received and accepted subscriptions for a total of 7,500,000 Units ($75,000,000). During the term of the Partnership, the Partnership had borrowed approximately $38,342,000, all of which had been repaid.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1992. See Item 5 for additional information on distributions.

During 2004, the Partnership's primary source of cash was proceeds from the sale of lease assets.

As of December 31, 2004, the Partnership had disposed of all of its lease assets and had ceased operations. On December 31, 2004, all existing assets and liabilities of the Partnership were transferred to a liquidating trust to facilitate the final liquidation of the Partnership.

Cash Flows

In 2004, the Partnership's main source of cash were proceeds from sales of lease assets and rents from direct financing leases. Cash provided by operating activities in 2003 was $464,512. In 2004, cash used in operating activities was $1,540,434, which was a decrease of $2,004,946 from 2003. Operating lease revenues decreased from $307,936 in 2003 to $106,809 in 2004, a decrease of $201,127. Direct finance lease revenues decreased from $728,619 in 2003 to $507,662 in 2004, a decrease of $220,957. Operating and direct financing lease revenues have decreased as a result of the sales of lease assets due to the continued liquidation of the Partnership.

In 2004 and 2003, the Partnership had two sources of cash from investing activities. These were proceeds from sales of assets and rents from direct financing leases. Proceeds from sales of lease assets was $2,244,433 in 2004. In 2003, sales proceeds were $151,328. Proceeds from sales of assets increased significantly due to the fact that the Partnership disposed of all of its assets in 2004 and ceased operations to facilitate the final liquidation of the Partnership. Cash flows from direct financing leases decreased from $174,580 in 2003 to $144,737 in 2004, a decrease of $29,843.

In 2004, cash flows used in financing activities consisted of distributions to limited partners of $1,124,783. In 2003, the distributions to limited partners were $1,687,504. In 2004, the remaining cash along with monetary assets and liabilities of the Partnership was transferred to a liquidating trust to be distributed in 2005.

Results of Operations

Total revenues increased from $1,130,938 in 2003 to $1,835,317 in 2004, an increase of $704,379. The increase was driven by the continued sale of assets in inventory as part of the liquidation phase. Gain on sales of assets accounted for $1,180,789 of the total revenues in 2004 versus $80,052 in 2003. Gains on asset sales are not expected to be consistent from one year to another. As expected, revenues from operating and direct financing leases continued to decline as fewer assets were on lease.

Depreciation expense is directly related to the Partnership's operating lease assets. Depreciation expense has decreased from $218,668 in 2003 to $24,757 in 2004 as a result of the sales of operating lease assets noted above.

There were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows at December 31:

                                                   2004           2003
         Transportation                             *             50%
         Miscellaneous manufacturing                *             50%

         *Less than 10%

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

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

Recent accounting pronouncement

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations, or liquidity.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have audited the accompanying balance sheet of ATEL Cash Distribution Fund IV, L.P. (Partnership) and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund IV, L.P. and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2004


                                     ASSETS


Cash and cash equivalents                                                $ -

Accounts receivable                                                        -

Investments in equipment and leases                                        -
                                                                      -------
Total assets                                                             $ -
                                                                      =======


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accruals:
   General Partner                                                       $ -
   Other                                                                   -

Unearned lease income                                                      -
                                                                      -------
Total liabilities                                                          -

Partners' capital:
     General Partner                                                       -
     Limited Partners                                                      -
                                                                      -------
Total partners' capital                                                    -
                                                                      -------
Total liabilities and partners' capital                                  $ -
                                                                      =======

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004           2003
Revenues:
Leasing activities:
  Operating leases                                      $ 106,809     $ 307,936
  Direct financing leases                                 507,662       728,619
  Gain on sales of assets                               1,180,789        80,052
Interest income                                             5,664         9,272
Other                                                      34,393         5,059
                                                  ---------------- -------------
                                                        1,835,317     1,130,938
Expenses:
Cost reimbursements to General Partner                    317,833       364,313
Depreciation                                               24,757       218,668
Other                                                     114,498       149,302
Professional fees                                          30,933        52,498
Amortization                                                    -         7,880
(Recovery of) provision for doubtful accounts             (41,250)        4,814
                                                  ---------------- -------------
                                                          446,771       797,475
                                                  ---------------- -------------
Net income                                            $ 1,388,546     $ 333,463
                                                  ================ =============

Net income:
     General Partner                                     $ 13,885       $ 3,335
     Limited Partners                                   1,374,661       330,128
                                                  ---------------- -------------
                                                      $ 1,388,546     $ 333,463
                                                  ================ =============

Net income per limited partnership unit                    $ 0.18        $ 0.04

Weighted average number of units outstanding            7,487,350     7,487,350


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                          Limited Partners   General
                                                               Units          Amount         Partner         Total

Balance December 31, 2002                                       7,487,350    $ 3,626,691       $ 241,456    $3,868,147
Distributions to limited partners ($0.225 per Unit)                           (1,687,504)              -    (1,687,504)
Net income                                                                       330,128           3,335       333,463
                                                           --------------- -------------- --------------- -------------
Balance December 31, 2003                                       7,487,350      2,269,315         244,791     2,514,106
Distributions to limited partners ($0.15 per Unit)                            (1,124,783)              -    (1,124,783)
Net income                                                                     1,374,661          13,885     1,388,546
Cash transferred to liquidating trust                                         (1,016,753)        (10,270)   (1,027,023)
Other assets and liabilities transferred to liquidating trust                 (1,733,338)        (17,508)   (1,750,846)
Allocation of income on dissolution                                              230,898        (230,898)            -
                                                           --------------- -------------- --------------- -------------
Balance December 31, 2004                                       7,487,350            $ -             $ -           $ -
                                                           =============== ============== =============== =============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                          2004           2003
Operating activities:
Net income                                                               $ 1,388,546     $ 333,463
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation                                                             24,757       218,668
     Amortization                                                                  -         7,880
      Provision for doubtful accounts                                        (41,250)        4,814
     Gain on sales of assets                                              (1,180,789)      (80,052)
     Changes in operating assets and liabilities:
        Accounts receivable                                               (1,631,542)      (27,718)
        Accounts payable, General Partner                                    (56,754)       40,200
        Accounts payable, other                                              (11,429)       (6,727)
        Unearned lease income                                                (31,973)      (26,016)
                                                                     ---------------- -------------
Net cash (used in) provided by operating activities                       (1,540,434)      464,512

Investing activities:
Reductions in net investment in direct financing leases                      144,737       174,580
Proceeds from sales of lease assets                                        2,244,433       151,328
                                                                     ---------------- -------------
Net cash provided by investing activities                                  2,389,170       325,908

Financing activities:
Distributions to limited partners                                         (1,124,783)   (1,687,504)
Cash transferred to liquidating trust                                     (1,027,023)            -
                                                                     ---------------- -------------
Net cash used in financing activities                                     (2,151,806)   (1,687,504)
                                                                     ---------------- -------------

Net decrease in cash and cash equivalents                                 (1,303,070)     (897,084)
Cash and cash equivalents at beginning of year                             1,303,070     2,200,154
                                                                     ---------------- -------------
Cash and cash equivalents at end of year                                         $ -    $1,303,070
                                                                     ================ =============


Supplemental disclosures of non-cash flow transactions:

Net assets transferred to liquidating trust                              $ 1,750,846           $ -
                                                                     ================ =============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The Partnership's business consisted of leasing various types of equipment. As of December 31, 2003, the original terms of the leases ranged from three to ten years. The Reinvestment Period ended December 31,1999 and the Partnership is now in the final stages of its liquidation phase. As of December 31, 2004 the Partnership disposed of all of its lease assets and ceased operations. All other existing assets and liabilities were transferred to a liquidating trust to facilitate the final liquidation of the Partnership.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (See Notes 4 and 5). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2. Summary of significant accounting policies:

Accounts receivable and provision for doubtful accounts:

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

                                DECEMBER 31, 2004


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements:

                                                  2004           2003
    Financial statement basis of net assets             $ -     $ 2,514,106
    Tax basis of net assets (unaudited)          13,303,965       9,997,139
                                             --------------- ---------------
    Difference                                 $ 13,303,965     $ 7,483,033
                                             =============== ===============

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

The following reconciles the net income reported in these financial statements to the income reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                    2004           2003
Net income per financial statements                $1,388,546        $333,463
Adjustment to depreciation expense                     24,757         218,668
Provision for (recovery of) doubtful accounts         (41,250)          4,814
Adjustments to revenues                            $3,059,556         279,642
                                               --------------- ---------------
Net income per federal tax return                  $4,431,609        $836,587
                                               =============== ===============

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations. No impairment was recognized in 2003 and 2004.

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

Basis of presentation:

The accompanying financial statements for the two years ended December 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

Recent accounting pronouncement:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases:

As of December 31, 2004, the Partnership's investments in equipment and leases consist of the following:

                                                         Depreciation /
                                                         Amortization
                                                          Expense or
                                                         Amortization of    Reclass-
                                          December 31,   Direct Financing ifications or   December 31,
                                              2003          Leases        Dispositions       2004
Net investment in direct financing leases   $ 1,040,685     $ (144,737)      $ (895,948)           $ -
Net investment in operating leases              192,453        (24,757)        (167,696)             -
                                         --------------- --------------  --------------- --------------
                                            $ 1,233,138     $ (169,494)    $ (1,063,644)           $ -
                                         =============== ==============  =============== ==============


Operating leases:

Property on operating leases consists of the following:

                                                               Reclass-
                               December 31,                  ifications or  December 31,
                                   2003        Additions     Dispositions       2004
Transportation                   $ 1,466,842            $ -    $ (1,466,842)          $ -
Manufacturing                        457,670              -        (457,670)            -
Construction                          35,920              -         (35,920)            -
                              --------------- -------------- --------------- -------------
                                   1,960,432              -      (1,960,432)            -
Less accumulated depreciation     (1,767,979)       (24,757)      1,792,736             -
                              --------------- -------------- --------------- -------------
                                   $ 192,453      $ (24,757)     $ (167,696)          $ -
                              =============== ============== =============== =============

Direct financing leases:

As of December 31, 2004, all lease assets were disposed of and therefore the Partnership did not have an investment in direct financing leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

AFS and/or affiliates are entitled to receive reimbursements, pursuant to the Limited Partnership Agreement. During 2004 and 2003, cost reimbursements to AFS were $317,833 and $364,313, respectively.

AFS and/or affiliates are entitled to earn fees and commissions, pursuant to the Limited Partnership Agreement. Starting in 2001, AFS decided to take no further fees from the Partnership. Such fees would otherwise have totaled approximately $71,800 in 2004 and $44,700 in 2003.

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2004 and 2003, the General Partner made such payments of $91,891 and $117,203, respectively.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


5. Partners' capital:

As of December 31, 2004, 7,487,350 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 7,500,000 Units of Limited Partnership Interest in addition to those issued to the initial limited partners.

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

There were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows at December 31:

                                                       2004           2003

         Transportation                                 *             50%
         Miscellaneous manufacturing                    *             50%
         * Less than 10%

During 2004, three customers comprised 59%, 17% and 13%, respectively, of the Partnership's revenues from leases. During 2003, three customers comprised 47%, 29% and 15%, respectively, of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


7. Reserves, impairment losses and provision for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                                 Allowance for
                                                   doubtful
                                                   accounts

         Balance, December 31, 2002                   $ 24,383
         Provision for doubtful accounts                 4,814
         Write offs                                    (26,814)
                                                ---------------
         Balance, December 31, 2003                      2,383
         Recovery of doubtful accounts                 (41,250)
         Write offs                                     38,867
                                                ---------------
         Balance, December 31, 2004                        $ -
                                                ===============

 As of December 31, 2004, the partnership disposed of all lease assets and ceased operations.

8. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls.


                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG" or "ATEL"), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash                 Chairman of the Board of Directors of ACG, AFS,
                                ALC, AEC, AIS and ASC; President and Chief
                                Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi           Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter          Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais              Senior Vice President, Secretary and General
                                Counsel for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Item 10.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2004 and 2003 is set forth in Item 7 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 4 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, AFS or its Affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and
(ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 4 to the financial statements included at Item 7 of this report for amounts paid.

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

See Note 4 to the financial statements included at Item 7 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 7 of this report for the amounts allocated to the General and Limited Partners in 2004 and 2003.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 7 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements, Note 4 - Related party transactions," and Note 5 - Partners' Capital and Item 10 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Reports on Form 8-K for the fourth quarter of 2004 None.

      (b)Exhibits

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

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                         2004           2003
           Audit fees                $      19,717   $     17,967
           Audit related fees                    -              -
           Tax fees                          9,728         13,488
           Other                                 -              -
                                    --------------- --------------
                                          $ 29,445       $ 31,455
                                    =============== ==============


ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       Date: 3/29/2005

                      ATEL Cash Distribution Fund IV, L.P.
                                  (Registrant)


                         By: ATEL Financial Services, LLC,
                             General Partner of Registrant



                             By:  /s/ Dean Cash
                                 ---------------------------------------------
                                 President and Chief Executive Officer of
                                 ATEL Financial Services, LLC (General
                                 Partner)




                             By: /s/ Paritosh K. Choksi
                                 ---------------------------------------------
                                 Paritosh K. Choksi
                                 Executive Vice President of ATEL
                                 Financial Services LLC, (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE              CAPACITIES                              DATE



 /s/ Dean Cash          President, Chairman and Chief Executive        3/29/2005
----------------------- Officer of ATEL Financial Services, LLC
Dean Cash




/s/ Paritosh K. Choksi  Executive Vice President and director          3/29/2005
----------------------- of ATEL Financial Services, LLC, principal
Paritosh K. Choksi      financial officer of registrant; principal
                        financial officer and director of ATEL
                        Financial Services, LLC




/s/ Donald E. Carpenter Principal accounting officer of registrant;    3/29/2005
----------------------- principal accounting officer of ATEL Financial
Donald E. Carpenter     Services, LLC



No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementary to the Commission when forwarded to the security holders.